Form 10KSB
period 1995-12-31
PACESETTER OSTRICH FARM INC
filed 1998-02-05
CIK 882991

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1995

                           Commission File No. 1-11282

                        PACESETTER OSTRICH FARM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     72-1186845
  -------------------------------                     ----------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

10135 Hereford Road, Folsom, Louisiana                                    70437
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

                               (504) 796-5806
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
          Title of Each Class                    on Which Registered

     Common Stock ($.001 par value)               OTC Bulletin Board
     ------------------------------               ------------------


Securities registered under Section 12(g) of the Exchange Act:  None
                                                               ------

                                (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes      No   X
                                  -----    -----
                    This report contains a total of 46 pages.
                                                    ---

                     The Exhibit Index appears on page 32.
                                                       ---


================================================================================

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                               ---

     State issuer's revenues for its most recent fiscal year. $1,366,621
                                                              ----------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

               Common Stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 25, 1997. Based on the closing bid price of the Common Stock on the OTC Bulletin Board as reported on March 25, 1997 ($3/16), the aggregate market value of the 1,909,096 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $357,956. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes      No
                                      ----    ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               3,590,224 shares of Common Stock, $.001 par value, as of March 25, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

               Document                                     Part of Report
               --------                                     --------------

Registration Statement on Form S-18, as                          IV
Amended, (Registration No. 33-49228-FW)
declared effective on December 15, 1992

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     Pacesetter Ostrich Farm, Inc. (the "Company") is engaged in the care, management, breeding and sale of ostriches and ostrich products. The Company, which owns and operates one of the largest ostrich farm facilities in the United States, maintains and breeds ostriches owned primarily by the Company as well as for investors. The ostrich industry presently generates estimated revenues in excess of $250 million for the Union of South Africa which controls 90% of the worldwide market for unprocessed ostrich products. The ostrich, which is part of the flightless ratite family of birds, is valued worldwide for its meat (which has a beef like taste and consistency but with the fat and cholesterol content comparable to fish and less than other farm poultry), for its durable and ornamental hide and for its wing, tail and body plumes which are used for decorative, dusting and filtration purposes. Currently, ostrich components and elements are supplied for the worldwide market predominantly by South Africa which regulates the processing and dissemination of its raw material and ostrich products.

     At December 31, 1995, the Company owned, boarded and/or managed 1244 chicks, 43 yearlings, 54 coming breeders, and 195 adult ostrich breeders of which 422 of such chicks, 3 yearlings, 14 coming breeders, and 70 adult ostrich breeders were proprietary to the Company. Sales of ostriches and related services provided the Company with revenues of $1,366,621 for the year ended December 31, 1995. Dr. John Wade, the Company's Chairman of the Board, President and Chief Executive Officer, is a recognized veterinarian specializing in the care and treatment of ostriches and other livestock birds and currently a Director of the American Ostrich Association.

     The Company was incorporated on February 4, 1992 and executed a Plan and Agreement of Merger with Pacesetter Ostrich Farms, Inc., a Louisiana corporation, on February 14, 1992. The predecessor corporation was organized in Louisiana on February 22, 1989 under the name Ostrich Breeders of North America, Inc., and unless the context provides otherwise, all references to the Company include Pacesetter Ostrich Farm, Inc., the predecessor corporation and the operations previously undertaken by such predecessor corporation.

     During the course of the Company's past several fiscal years, the Company has experienced substantial net operating losses as well as significant reductions in cash flows. Following the Company's initial public offering in December 1992, a rapid expansion of operating facilities was commenced at the Willcox, Arizona facilities. Such expansion initially produced expected net operating losses during 1993. For 1995, however, the Company experienced net operating losses which resulted from lower than expected revenues. Such decreases resulted from the overall decline in market prices for birds compared to 1994. The decrease in market prices reflected the increasing domestic populations of birds which has generally increased competition and reduced market pricing. Although the Company had expanded its operations for 1995, the negative impact of lower bird prices was greater than the expected positive impact of increased egg production due to the increase in the Company's proven breeder flock.

BACKGROUND

     While the ostrich industry has previously generated certain interest in the United States as an alternative agricultural livestock business, ostrich farming has never previously gained a strong foothold in this country based on a general lack of knowledge and understanding concerning the care and breeding of ostriches as well as an absence of protocol and husbandry relative to their maintenance. For more than 100 years, however, the ostrich industry has been nurtured, developed and monopolized by the Union of South Africa which controls an estimated 90% of the worldwide market for raw material ostrich products. It is further estimated that the Union of South Africa receives revenues in excess of $250 million from the worldwide distribution of ostrich products. At an early stage, South Africa realized that the financial benefits to be derived from the species were multi-dimensional. As a consequence, the South African government has passed stringent laws forbidding exportation of sexually viable birds or fertile eggs and has established various protocols for the maintenance of its virtual monopoly on ostrich development and commercial exploitation by limiting the dissemination of information concerning ostrich farming and access to ostrich rearing facilities. Despite these efforts, ostrich farming is now becoming a growing alternative agricultural/livestock business in the United States, Canada, Europe, and Australia. Even more recently, various Asian countries have now begun acquiring ostriches from the United States for the purpose of creating a new agri-business which produces a low fat meat product that is less land intensive than cattle farming. This is evidenced by the Company's shipment of approximately $1 million of ostriches during late 1995.

OSTRICH DATA
------------

     The average adult ostrich is 7 to 9 feet tall and weighs in the range of 300 to 450 pounds with the male being both the larger and the more aggressive of the species. Following hatching and during their rapid growth phase through six months, ostriches gain an average of one foot of height per month and complete their growth by the end of 12 months. Adult feathering and coloration will generally begin at approximately 12 to 14 months of age. Blue necks, rednecks, African blacks and crosses are all acceptable as commercially viable breeds of ostriches, although the African black is smaller than the other birds. In the United States, ostriches normally breed from two to three years of age and for a period of 30 or more years. The rate of lay for a 2-year old female may be from one to 30 eggs, while during their second and subsequent years of laying, they may produce anywhere from 20 to 100 eggs per year. The eggs have generally a 42-day incubation period. The eggs generally weigh up to 3 1/2 pounds and are 24 times the size of the normal chicken egg. The rate of lay is generally attributable to husbandry, nutrition, bonding and the overall comfort level of the hen. The male ostrich achieves full fertility at two to three years of age and generally increases with each subsequent year of breeding. While ostrich breeding is generally confined to the period between March and October of each calendar year, sales of ostriches occurs throughout the year.

     Ostriches are by nature calm and docile birds with very few natural predators. Chicks, however, are subject to attack by predators and are required to be protected and closely scrutinized for the first six months of age at which time they will have achieved the majority of their height and weight. It is generally believed that 30% of the eggs laid in the United States will hatch and that a well organized and sanitized farm facility will achieve successful hatching of approximately 50% of eggs laid. Young chicks are generally vulnerable to bacterial and other infections during the initial four months of their existence during which time special precautions need to be observed by the farming facility to minimize exposure to infection and introduce the chicks to proper nutritional substances. Ostriches may be bred under most climate conditions, but since cold weather will inhibit egg laying, more temperate climates promote a longer breeding season. Consequently, while ostriches exist and breed in all sections of North America, the temperate climates of the lower United States contain the most ostrich farms. Ostriches are vegetarians with eating habits similar to cows and horses. They graze on grass and eat commercially prepared ostrich feed. In general, it is estimated that each ostrich will consume approximately $200 of commercial feed in each annual period and consumes approximately two to four pounds of food per day.

OSTRICH PRODUCTS AND INDUSTRY ECONOMICS

     There is a potential market for almost every part of the ostrich carcass. However, the most significant products of the ostrich are its meat, leather, and feathers.

     An 11 to 14 month old ostrich produces approximately 70 to 100 pounds of boneless meat which provides for wholesale prices of $4 to $17 per pound following slaughter. The meat is served in certain establishments under the menu designation "filet de comella" and is a red meat with a flavor and appearance comparable to beef or veal. The meat is highly valued in countries such as Japan and on the European continent because of its flavor as well as its low fat and calories which are comparable to fish and less than most poultry. The meat is considered a favorable source of protein, vitamins and minerals.

     Ostrich plumes or feathers bring $25 to $1,000 per pound based on the color, quality and consistency and are used for dusters, fashion accessories, pens and decorative purposes and most recently have been introduced into the pristine surroundings of microelectronics plants where the electrostatic quality of the feathers represents an optimal precipitator of dust particles. The most sought after feathers are the male ostrich's white plumes which are used primarily for decorative purposes while the darker feathers are employed for dusting and antiseptic functions. Feathers can be plucked commencing at six months and thereafter at eight-month intervals. On an average, approximately two pounds of feathers can be produced from an ostrich at each plucking.

     The tanned hides of the ostrich are valued both for their beauty and their durability, and range in size from 10 to 18 square feet bringing approximately $25 to $40 per square foot of hide. The hide is tough, flexible and has a distinctive appearance which makes it one of the premium exotic leathers in the high fashion and Western wear markets. In the United States, ostrich boots range in price from $250 upwards to $2,000. The leather is also used for fashion accessories, briefcases, shoes and clothing, with a full quill ostrich leather briefcase marketing for generally above $1,600 in the absence of customizing.

     At the present time and in contrast to prices to be received for ostrich components, fertilized eggs cost between $75 to $125 per egg, four to six month old chicks sell for $1,000 to $2,000 per pair, yearlings sell for $3,000 to $4,000 per pair, two-year and older "coming breeders" sell for $5,000 to $7,000 per pair and mature producer breeders bring $8,000 to $10,000 or more per pair. These amounts represent current pricing during a period of heightened interest in ostrich breeding and farming. There can be no assurance, however, that such interest in ostrich breeding and farming will continue to increase or can be sustained at present levels.

     The economics of entering into the ostrich breeding business include investment in a land facility, strong fences of at least 6 feet in height, an incubator costing a minimum of $6,000, hatchers starting at approximately $4,000 and pens of one-third to one-half acre per pair or trio of breeding birds. Feed generally costs approximately $200 per bird each year, and other direct and indirect costs associated with the care and maintenance of ostriches bring the total cost to approximately $300 per bird per year.

     At the present time the ostrich industry is in a transition from a breeder market to a commercial livestock market. Although, the breeder market can offer returns on investment which exceed the returns that can be derived through commercial harvesting and processing, such returns are based on prices which are difficult to predict and generally not sustainable once sufficient numbers of ostrich livestock are available for sale. This is evidenced by substantial decreases in prices of ostrich livestock from the prior year within the United States. During 1995 the Company began to develop a capability to produce and supply ostrich meat and ostrich products. However, the Company has continued to receive prices for sales of live ostriches which exceed the returns from the commercial processing of ostriches for meat, leather, and feathers, particularly with respect to the Company's international sales of live ostriches.

     In the judgment of management of the Company, the high value of ostriches as breeding stock at this time has tended to inhibit the development of a domestic market for meat, hides, feathers and other ostrich products since the market value of such commodities is currently less than the value of the live animal. During 1994 and 1995 the ostrich industry in the United States saw the first substantial indications of development of meat and leather products. Most of this production has been serviced by supplies of cosmetically damaged birds which are acceptable for commercial use but are not acceptable for breeder stock. It is anticipated that such market conditions will continue for the next several years and provide increasing numbers of ostrich livestock available for commercial processing. Ultimately, management believes the ostrich industry will function much like other livestock industries which normally are made up predominantly of livestock for commercial use and a minority portion of which are bred and sold for breeder purposes and flock improvement.


PACESETTER OSTRICH FARM
-----------------------

     Pacesetter Ostrich Farm was organized in November 1988 by John Wade and Bob Clemons based on their recognition of the potential for the industry in the United States. Mr. Clemons had previous experience as a cattle farmer with over 100 registered herefords. Dr. Wade is a practicing veterinarian with special expertise in the treatment of ostriches and other avian or bird species.

     In December 1992, the company's initial public offering was concluded, providing net proceeds of $3,600,000 which financed the planned substantial expansion of the company's breeding and chick rearing facilities, as well a substantial increase in the number of proprietary breeder ostriches of various ages.

     The Company has facilities located in Folsom, Louisiana and Willcox, Arizona. The Louisiana facilities are located on 65 acres of improved farmland approximately 60 miles north of New Orleans which was previously employed for Mr. Clemons' cattle operations. These facilities consist of a 1,500 square foot incubation facility, a 144 square foot portable incubation building a 288 square foot portable storage building, two barns comprising approximately 5,000 square feet, office facilities and in excess of 7,000 square feet of fencing. During 1995, the Company consolidated its breeding and chick rearing activities at its Arizona location. Consequently, the Company did not consistently use the portions of its Louisiana location which were previously dedicated to ostrich production. As a result, the Company moved much of its equipment, fencing, and ostrich inventory to its Arizona facilities and continued the use of its Louisiana location primarily for administrative functions.

     The Company's Arizona facilities, originally purchased in 1993, consist of approximately 320 acres of partially improved farmland approximately 70 miles southeast of Tucson, Arizona. Through the course of 1993 and 1994 the Company has invested over $1 million transforming this property into a state-of-the-art ostrich breeding and chick rearing facility including storage and feeding facilities, crop acreage, fencing and irrigation wells. On April 21, 1993, the

Company repaid the note payable originally issued upon acquisition of the property. As a result, both the expansion effort and property acquisition were substantially completed during 1993 with existing cash. Management selected this location for its favorable climate relative to breeding and chick rearing as well as to expand the Company's facilities to the Southwest and to facilitate marketing efforts relative to the West Coast of the United States.

     Management has introduced what it perceives to be state of the art equipment, operating procedures and selective breeding systems which it believes are in advance of those practices, procedures and operating systems generally followed elsewhere in the industry. The Company has worked closely with the Poultry Department of Louisiana State University in designing and enhancing its present facilities. As a result of the introduction of advanced procedures in ostrich maintenance and husbandry, Pacesetter Ostrich Farm has experienced hatch rates which equal or exceed the national averages generally experienced by commercial farms in the United States. Dr. Wade has also introduced a microchip identification system which is used throughout the industry and which provides a practical and harmless procedure to identify and track information relative to ostriches as a means to avoid inbreeding as well as to document high producers. This system has increased the efficiency and effectiveness of breeding practices for Pacesetter Ostrich Farm as well as other farms.

     The Company also enters into management agreements with accredited investors and experienced bird owners pursuant to which the Company assumes responsibility for the care, maintenance and breeding of the ostriches, and the bird owner pays for the ostriches, insurance and certain other extraordinary expenses as they arise. Until late 1995, the Company generally received the rights to one-half of the resulting offspring as its management fee. However, as market pricing of live ostriches reduced the potential profit margins compared to pricing in prior years, the Company re-evaluated its management programs and began offering programs which were based on charges for services rendered as opposed to a chick splitting arrangement. The duration of these management agreements is usually for a period of 12 months. The Company has no liability or obligation with respect to eggs that are not hatched or for the mortality of the chicks.

     During the second half of 1993 the Company invested $61,000 for a 50% interest in Ostrich Marketing Corporation (OMC), a company which was organized for the purpose of acquiring 55 proven breeder ostriches in Namibia, Africa, in order to sell progeny from such breeders, primarily to European customers, thereby participating in the international market for ostrich livestock. However, during 1994 and 1995 European markets also experienced price declines so the Company did not receive any distributions related to its investment in OMC. Due to the uncertainty about any future distributions, the Company wrote off the entire investment in 1995.

MARKETING AND SALES
-------------------

     The Company generally sells farm raised chicks, yearlings, and coming breeder ostriches in the normal course of business. It sells paired ostrich chicks commencing at birth. The Company warrants solely the sex of the chicks, for a limited time, in relation to its sales. From time to time, the Company has acted on behalf of bird owners in order to identify, evaluate and/or acquire suitable ostriches for subsequent sale to such bird owners or to purchasers identified by existing bird owners based on the reputation of its management. The Company's marketing program is undertaken through word of mouth referrals based on its reputation in the industry, through speaking engagements and articles by Dr. Wade, who is a frequent participant and contributor to various industry programs and trade publications, and through Dr. Wade's veterinary practice and microchip implant service.

     In addition to sales of live ostriches, the Company began limited sales of ostrich leather and ostrich meat during 1995. The Company used a number of tanners in the U.S. during 1995 and received acceptable tanned leather from several of these tanners. However, in each case the Company experienced only limited and sporatic success from U.S. tanners which to date have not completely resolved and refined the process to equal that of South African tanning. As a result, the Company has reduced its future plans regarding tanned leather products until the quality and consistency provided by U.S. tanners has reached a sufficient level.

     In addition to leather the Company also began limited processing and sales of ostrich meat in 1995. In November 1994, the Company had received U.S.D.A. meat labeling approval to commercially process ostrich meat. Since that time the Company began selling various cuts of ostrich meat to upscale restaurants and specialty stores. Although customer acceptance of the product has been very positive based on quality, taste and tenderness, the Company did meet price resistance at the initial pricing of $28 per pound. As processing and other costs have decreased, the Company made adjustments in pricing. Such price reductions have generally increased demand, but the Company experienced severe limitations in the number of birds for which it could receive U.S.D.A. inspection. By mid-1995 the limitation on available U.S.D.A. inspection had caused the Company to experience difficulties in supplying customers. In some cases, the Company purchased ostrich meat from other processors in order to cover customer orders. As a result, the Company had to discontinue processing of ostriches and forward its existing ostrich meat customers to other processors until such time as the inspection problem could be eliminated. Generally, this problem was experienced throughout the ostrich industry because U.S.D.A. ostrich inspection is voluntary, not mandatory, and can only be provided when there are no scheduling conflicts with regard to inspection of livestock with are classified under mandatory inspection. This industry problem has been addressed by the American Ostrich Association which has made great strides since 1995 to improve the availablity of U.S.D.A. inspection for ostriches. Dr. Wade, as a member of the Board of the American Ostrich Association has done extensive work on this matter. Based on management's assessment of this matter, the Company expects that the industry will receive improvements in the availiablity of U.S.D.A. inspection and should have increased availability of ostrich meat inspection by the end of 1997 to an acceptable level.

     As a result of the various difficulties previously discussed regarding sales of leather and meat, the Company has devoted much of its time and resources to pursuing live ostrich sales outside of the United States. As a result of these efforts, the Company completed a shipment of approximately 225 ostriches to Chengdu, China for a total price of approximately $1 million. Since that time the company has completed an additional shipment of approximately 125 ostriches for a total price of approximately $575,000 to China and is currently preparing for additional shipments to both China and South America.

COMPETITION AND PRICE UNCERTAINTY
---------------------------------

     While the Company believes that it is presently one of the larger ostrich breeding and maintenance farms in existence in the United States, it is anticipated there will be increasing competition as interest in and recognition of the potential benefits and returns of ostrich farming becomes known. It is possible that with increased publicity and recognition of such benefits, the industry will attract both experienced and inexperienced livestock farmers and speculators which may result in substantial price increases and fluctuations. Furthermore, changes in policies by the Union of South Africa and the United

States involving the relaxation of export and import restrictions could impact price levels.

     During 1995 the ostrich industry within the United States experienced general price declines as bird populations increased and relaxed the overall shortages of available ostriches which had been experienced previously.

BUSINESS REGULATIONS AND INSURANCE
----------------------------------

     The Company is subject to various city and county occupational licensing laws that apply to its business, but at the present time is not subject to any regulations or laws pertaining to livestock maintenance and care. The Company maintains general liability insurance but in 1995 elected to eliminate its mortality and theft coverages for ostiches as further price declines have made it more cost effective to replace any of such losses from existing farm raised inventory.

TRADEMARKS AND COPYRIGHTS
-------------------------

     While the Company does not believe at the present time that its trademarks will be critical to the success of its operations, the Company expects to file a trademark application for "Pacesetter Ostrich Farm" in the future. The Company intends to protect any proprietary data, forms, procedures, confidential information and trade secrets, where available, through filings and procedures provided under the Federal Copyright Laws and through use of confidentiality agreements and restrictive covenants provisions in employment contracts with its employees.

EMPLOYEES
---------

     As of December 31, 1994, the Company employed a total of 16 full time employees including three executive officers, ten agricultural technicians and farm laborers, two clerical, and one sales person.

ITEM 2. DESCRIPTION OF PROPERTIES
        -------------------------

     The Company's present facilities include ostrich farms in both Folsom, Louisiana and Willcox, Arizona.

     The Louisiana location consists of improved farmland on 65 acres located approximately 60 miles north of New Orleans. The present facilities consist of a 1,500 square foot incubation builing, a 144 square foot portable building, a 288 square foot portable storage building, two barns comprising approximately 5,000 square feet, office facilities and in excess of 7,000 feet of fencing. These facilities were originally acquired from Mr. Clemons, the Company's Executive Vice President and a principal stockholder. The Company currently leases the portion of such property which is used for farm operations and the Company's headquarters.

     Effective November 1, 1992, the Company leased additional farm facilities from Poderco Limited Partnership and the LBR Trust, both of which are unaffiliated entities, consisting of approximately 320 acres of partially improved farmland approximately 70 miles southeast of Tucson, Arizona. In January 1993, the Company purchased this property for $225,000 payable by the issuance of the Company's promissory note in the principal amount of $134,000 and the application of prior lease payments to the remaining balance. The promissory note was repaid on April 21, 1993. Such facility, which was formerly used for agricultural and livestock purposes, has been substantially improved and now consists of state of the art breeding and chick rearing facilities including approximately 90 acres of ostrich breeder facilities, 45 acres of ostrich chick and juvenile facilities, 90 acres of alfalfa fields, incubation facilities, storage and feeding facilities, fencing, irrigation wells, and approximately 90 acres of additional land available for further expansion. The Company believes that its present facilities are adequate for the Company's current level of operations.

     During early 1994, the Company received zoning approval related to a house in Willcox, Arizona which functioned as a full service veterinary clinic during

1995. The Company expanded its previous level of veterinary services which were based out of existing facilities on the Willcox farm during the course of the 1993 fiscal year. However, by early 1996, many ostrich farmers began eliminating the use of veterinary services related to ostriches in light of the decline in market pricing. The Company is currently negotiating the sale of this property to the previous employee/veterinarian which supervised this facility.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     On October 17, 1995, suit was filed against the Company for a total of $59,230.53 by Mr. Melvin Axler and Ms. Joyce Cohen, related to an original $40,000 of principal debt which was due on December 1, 1995. As of the date of this filing, the Company has negotiated a settlement which does not materially exceed the principal amount of the debt.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

     (a) The Company's Common Stock is traded on OTC Bulletin Board under the symbol "POFM". Prior to December 15, 1992, there was no market for the Company's securities. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

                                                             High     Low
                                                             ----     ---

         January 1-March 31, 1995                           $1.69    $ .44
         April 1-June 30, 1995                              $1.56    $ .88
         July 1-September 30, 1995                          $ .94    $ .50
         October 1-December 31, 1995                        $ .63    $ .19
         January 1-March 31, 1996                           $ .63    $ .19

     On March 25, 1997, the closing bid price for the Common Stock was $0.19.

     (b) On March 25, 1997, the number of holders of the Company's Common Stock was in excess of 500.

     (c) The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

     The Company was incorporated on February 4, 1992 and executed a Plan and Agreement of Merger with Pacesetter Ostrich Farms, Inc., a Louisiana corporation, on February 14, 1992. The predecessor corporation was organized in Louisiana on February 22, 1989 under the name Ostrich Breeders of North America, Inc. All references to the Company include Pacesetter Ostrich Farm, Inc., the predecessor corporation, and the operations undertaken by such predecessor corporation. The Company's financial statements reflect the operating results for the Company's fiscal years ended December 31, 1995 and 1994.

     Since the Company's public offering in December 1992, the Company has assumed the risks associated with direct ownership of ostriches which include lack of productivity, injury and mortality. The Company does not currently maintain insurance on its proprietary ostriches. Thus, in the case of death the company is exposed to the risk of loss to the extent of the book value of livestock inventory. As of December 31, 1995 and 1994, the Company incurred such losses related ostrich mortality of $18,417 and $3,575 respectively.

RESULTS OF OPERATIONS

     For the years ended December 31, 1995 and 1994, sales were $1,366,621 and $1,354,248 respectively. Sales in 1995 include $1 million from shipments to China. The Company maintains and breeds ostriches, both owned by the Company as well as for independent owners, in return for which the Company generally receives a management fee.

     Cost of sales as a percentage of sales was 118% for the year ended December 31, 1995, and 59% for the year ended December 31, 1994. The increase in cost of sales as a percentage of sales for the year ended December 31, 1995 was attributable primarily to the decrease in prevailing market prices compared to prior years. As a result the Company recorded a provision of approximately $572,000 to reflect the decline in the market value of ostriches on a specific identification basis. The Company's gross profit decreased from $557,973 for the year ended December 31, 1994 to a loss of $254,824 for the year ended December 31, 1995 representing a decrease of $812,797 primarily attributable to the significant decline in market value prices previously described.

     Operating expenses decreased from $1,091,968 for the year ended December 31, 1994 to $820,727 for the year ended December 31, 1995 representing a decrease of $271,241 or 24% due to various cost cutting measures undertaken at the Company's Arizona location in light of the decline in prevailing market prices of ostriches. These decreases in operating expenses primarily include operating salaries and wages ($140,000), payroll and other taxes ($40,000), veterinary expenses ($20,000), business promotions ($18,000), and feed ($15,000). General and administrative expenses decreased 19% from $357,081 for the year ended December 31, 1994 to $288,431 for the year ended December 31, 1995 also related to cost reduction strategies in response to the declines in market prices of ostriches. The decreases in general and administrative expenses include decreases in advertising ($8,000), and salaries and related payroll taxes ($65,000).

     At December 31, 1995, the Company had for tax reporting purposes, net operating loss carryforwards of $2,232,000 which expire in 2007 through 2010. As the Company is engaged in a relatively new business and has incurred operating losses for several years, it is difficult to predict if and when such tax losses would be utilized. Therefore, for financial reporting purposes, the Company has provided a valuation allowance for the entire amount of the net deferred tax asset resulting from these tax loss carryforwards, as detailed in Note 4 of the financial statements.

     The Company incurred a net loss of $1,361,348 or $0.38 per share for the year ended December 31, 1995 compared to a net loss of $759,831 or $0.21 per share for the year ended December 31, 1994. The net loss for 1995 was due primarily to 1) the significant decline in market prices and write down of inventory previously described, 2) losses due to the write down or retirement of various depreciable assets at the Company's Louisiana location which are no longer continually used in the production of ostrich livestock, and 3) the write-off of the Company's $61,000 investment in a 50% interest in an ostrich breeding company in Namibia, Africa.

     As a result of the significant 1995 ostrich price declines, the Company has also re-evaluated the terms of many of its management agreements and has made adjustments where necessary in an effort to reduce its exposure to chick rearing costs, particularly in low producing birds. Beginning in late 1995, the company altered its management agreements from a chick splitting arrangement to a straight boarding arrangement whereby the Company billed for services as they were rendered.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed in Note 2 of the financial statements, the Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet many of its obligations as they have come due. To date, the Company has not been able to reach a sufficient operating level to meet its operating costs. There is no guarantee that the Company will ultimately be able to achive sufficient profitablity in the slaughter market or that the Company will continue to be able to make sales in the breeder market. As a result, there can be no assurances that the Company will continue as a going concern. The Company believes that its ostrich inventory could be liquidated at an amount substantially in excess of book value, if required. However, there is no guarantee that sales at such prices would be possible.

     Net cash provided/(used) by operating activities decreased from $205,753 for the year ended December 31, 1994 to $1,138 for the year ended December 31, 1995 primarily due to the increase in accounts receivable and the reduction in accounts payable and accrued liabilities, partially offset by borrowings from stockholders which increased approximately $60,000 from the prior year. Since inception, the Company has been financed by advances from its principal executive officers which aggregated to approximately $153,000 at December 31, 1995. Such advances are non-interest bearing with no specified maturity date.

     Net cash provided/(used) in investing activities was $1,154 for 1995, compared to $(229,083) for 1994. Cash outlays for capital expenditures for property, plant and equipment decreased from $234,083 for the 1994 fiscal year to $16,046 for the Company's 1995 fiscal year. This decrease reflects the reduction in expansion of the Company's Arizona breeding facilities which were substantially completed during 1993 and 1994.

     The ratio of current assets to current liabilities decreased from 1.60:1 at December 31, 1994 to 0.50:1 at December 31, 1995 reflecting the substantial decrease in current assets due to the write down of inventory to reflect the decline in market value.

     Between December 1991 and February 1992, the Company issued an aggregate of $450,000 principal amount of its unsecured 10% promissory notes and 499,983 shares of its Common Stock for a cash investment of $450,000 by a group of private investors. Interest on the notes is payable semiannually beginning July 1, 1992. The notes were due on December 1, 1995, but the Company did not have sufficient cash to meet such obligations at that time. These notes are now in default and the Company is attempting to negotiate payment extensions. In 1996, holders of $40,000 in notes have filed suit against the Company.

     The value of ostrich progeny produced by the Company's proprietary ostriches or derived by the Company as a result of the management of non-proprietary ostriches has not been reflected in the Company's financial statements, nor has the appreciation in value of ostrich chicks and yearlings produced by the Company. In addition, no related costs associated with the maintenance of progeny from the Company's ostriches or independent owned ostriches have been assigned to inventory. The Company anticipates the focus of its operations will change to emphasize the slaughter market within the next three years. At such time, the Company intends to identify permanent breeding stock, which would be depreciated, and account for chicks from such breeder stock as slaughter livestock.

     At December 31, 1995, the Company owned and managed ostrich inventory levels as follows:

                            Owned                          Managed                         Total

                  Hens       Males      Unk.      Hens       Males     Unk.      Hens       Males     Unk.
Proven Breeders    54         16         0         70         55         0        124         71         0
Coming Breeders     9          5         0         12         15        13         21         20        13
      Yearlings     0          1         2         18         20         2         18         21         4
         Chicks   205        174        43        378        384        60        583        558       103
           Eggs     0          0         0          0          0         0          0          0         0

     As of December 31, 1995, the Company held proprietary livestock with an inventory cost of $344,677, which management estimates, as of December 31, 1995, to have a current fair market value of approximately $945,000. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

INFLATION

     While inflation has not had a material effect on the operations of the Company in the past, at the present time there is a substantial worldwide demand for ostrich products. It is anticipated that such market conditions will continue for the next several years, although as with any new commodity market, market trends and prices could fluctuate substantially.

CAUTIONARY STATEMENT

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Managements Discussion and Analysis or Plan of Operation" regarding the Company's results of operations, liquidity and capital resources, future development and production levels, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. These statements are based on certain assumptions and analyses made by the Compnay in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, the Company's other filings with the Securities and Exchange Commission, general economic and business conditions, business opportunities that may be presented to and pursued by the Company, changes in law or regulations, and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent writtten and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially include, among others:

o    Fluctuations in the market price of ostriches.

o    Fluctuations in the market price of feed.

o The political, social, and economic risks associated with conducting business in China, South America, and other countries where the company may conduct business and/or operations.

o    General domestic and international economic and political conditions.

o Unexpected weather conditions including but not limited to droughts, flooding, or other extreme acts of nature where the company conducts its business and/or operations.

o Unanticipated regulatory problems associated with the commercial processing of ostriches, ostrich meat, and ostrich leather.

ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        ----------------------------------------------------
        PERSONS; COMPLIANCE UNDER SECTION 16(a) OF THE EXCHANGE
        -------------------------------------------------------
        ACT
        ---

     The following persons are the Directors and the officers of the Company. All Directors are elected annually by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board.

   Name                             Position                           Age
   ----                             --------                           ---

John R. Wade               Chairman of the Board, President             45
                           and Chief Executive Officer

Bob Clemons                Executive Vice President,                    56
                           Secretary and Director

Reid Green                 Treasurer, Chief Financial                   38
                           Officer and Director

     JOHN R. WADE, D.V.M. has served as Chairman of the Board and a Director of the Company since its organization in February 1989 and President since February 1991. Dr. Wade graduated from the School of Veterinary Medicine at Louisiana State University in June 1980 and has been a practicing veterinarian since graduation with an emphasis on avian or bird care and medicine especially the care and treatment of ostriches. Dr. Wade has completed in excess of 500 hours of continuing education relative to avian care and medicine and 200 hours of continuing education relative to the care and treatment of ostriches. Dr. Wade is a frequent lecturer and contributor to various trade publications and organizations, seminars and educational programs. On February 1, 1992, Dr. Wade was elected as a Director of the American Ostrich Association, the foremost trade association in the industry. In addition, Dr. Wade has served as Vice President of the Louisiana Ostrich Association and is involved with various ostrich research projects with Louisiana State University including programs involving nutrition, incubation and management of ostriches. Dr. Wade is also a consultant for the Louisiana Department of Agriculture relative to the establishment of guidelines for the funding and support of ostrich facilities in Louisiana. Dr. Wade also holds offices in various other national and local trade associations. Dr. Wade currently devotes substantially all of his business time to the activities of the Company.

     BOB CLEMONS has served as Executive Vice President, Secretary and a Director of the Company since its organization in February 1989. Mr. Clemons has been involved in the agriculture industry for in excess of 20 years and was a principal of Clemons Hereford Farm, Folsom, Louisiana which raised, exhibited and syndicated hereford cattle throughout the United States. In addition, between 1982 and 1989, Mr. Clemons owned and was the principal in Hitch-n-Tow, Mandeville, Louisiana, which was engaged in trailer sales and services, U-Haul rentals and custom hitches. Prior thereto between 1970 and 1982, Mr. Clemons was involved in various executive capacities and ultimately as President of U-Haul Co. of Southern LA, New Orleans, Louisiana, which was also engaged in various trailer sales, services and U-Haul rentals. At the present time, Mr. Clemons devotes all of his business time to the activities of the Company.

     WALTER REID GREEN, JR. was elected Treasurer and Chief Financial Officer on January 29, 1993 of the Company as part of the planned expansion of staff following the Company's initial public offering in December 1992. Mr. Green received a B.S. in Accounting from Southeastern Louisiana University in December 1983, successfully completed the uniform CPA examination in July 1986 and has approximately nine years of previous experience in the field of accounting and taxation. His experience includes approximately two years in public accounting, four years as an income tax auditor for the Louisiana Department of Revenue and Taxation and three years as a tax accountant for The Louisiana Land and Exploration Company. In September 1990, Mr. Green filed for personal bankruptcy pursuant to Chapter VII of the federal bankruptcy laws as a result of his personal guarantee of a loan related to his family's interest in a corporate real estate development project constructed in Florida in 1984. Mr. Green did not actively participate in the organization or management of this operation. Mr. Green and Dr. Wade are first cousins. Mr. Green currently devotes all of his business time to the activities of the Company.

     The underwriter of the Company's public offering has been provided the right to designate an observer to the Company's Board of Directors until December 15, 1997. The underwriter has not advised the Company as to whether or when it intends to exercise this right or as to the identity of any observer it intends to designate. It is not anticipated that any Directors will receive an annual fee or other compensation for serving as Directors for the immediately foreseeable future. Directors, however, will be reimbursed for reasonable expenses incurred in connection with their attendance at meetings.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a) CASH COMPENSATION
         -----------------

     Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the fiscal year ended December 31, 1995 aggregated to $74,808. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries received total salary and bonus which exceeded $100,000 during the periods reflected.

                           SUMMARY COMPENSATION TABLE

                                              Other                                    All
  Name and                                    Annual  Restricted                      Other
  Principal                                   Compen-   Stock     Options/   LTIP     Compen-
  Position      Year     Salary      Bonus    sation   Award(s)   SARs(#)   Payouts   sation
  --------      ----     ------      -----    ------   --------   -------   -------   ------
Dr. John Wade   1995    $18,269        -         -        -        20,000      -     $   -
Chairman,       1994     44,892        -         -        -           -        -         -
President       1993     50,137     $15,000      -        -           -        -         -
and CEO

     (b)(1) COMPENSATION PURSUANT TO PLANS
            ------------------------------

     See Employment Agreements below.

     (b)(2) EMPLOYMENT AGREEMENTS
            ---------------------

     Dr. John Wade and Mr. Bob Clemons were parties to employment agreements with the Company which expired on December 31, 1994 and which provided for annual salaries of $50,000. Such agreements also provide for discretionary bonuses upon unanimous approval of the Board of Directors (which consists of Messrs. Wade, Clemons, and Green), which bonuses may not exceed 50% ($25,000) of the respective base salaries. In consideraton of the company's financial position Dr. Wade, Mr. Clemons, and Mr. Green, have continued to work full-time for the Company, without any employment agreements, at substantially reduced levels of compensation. For the year ended December 31, 1995, no cash bonuses were issued to any officers.

     (b)(3) OPTION EXERCISES AND VALUES AT YEAR END
            ---------------------------------------

              AGGREGATED OPTION/SASR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                   Value of
                                                Number of       Unexercised
                                               Unexercised      In-the-Money
                                               Option/SARs      Option/SARs
                                              at FY-End (#)      at FY-End
                   Shares
                 Acquired on      Value       Exercisable/      Exercisable/
    Name         Exercise (#)    Realized     Unexercisable     Unexercisable
    ----         ------------    --------     -------------     -------------

Dr. John Wade         -              -              -                 -


     On February 7, 1992, the Company adopted the 1992 Incentive Stock Option Plan (the "Plan") under which 200,000 shares of Common Stock have been reserved for issuance to employees of the Company upon exercise of options designated as "Incentive Stock Options" within the meaning of Section 422A of the Internal Revenue Code of 1986. The primary purpose of the Plan is to attract and retain capable executives and employees by offering certain officers and employees a greater personal interest in the Company's business by encouraging stock ownership. Unless and until an executive committee of the Company's Board of Directors is appointed, the Plan will be administered by the Company's Board of Directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The exercise price of any stock option granted under the Plan to an eligible employee must be equal to the fair market value of the shares on the date of grant, and with respect to persons owning more than 10% of the outstanding Common Stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The Board will determine the term of each option and the manner in which it may be exercised provided that no option may be exercisable more than ten years after the date of grant except for optionees who own more than 10% of the Company's Common Stock, in which case the option may not be for more than five years. Further, a director of the Company will not be eligible to receive benefits unless such director is also an employee of the Company. From the date of grant until three months prior to the exercise, the optionee must be an employee of the Company in order to exercise any options. Options are not transferable except upon the death of the optionee. The Board of Directors has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

     On May 25, 1994 the Company issued a total of 82,000 of such options to 13 of its key employees. On January 16, 1995, the Company issued an additional 99,500 of such options to 13 of its key employees. As of the date of this filing, none of the options have been exercised.

     The Company may adopt additional compensation programs at a later date suitable for its executive personnel. The Company is unable to predict at this time the format or manner of compensation to be included in any such program.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     (a) AND (b) SECURITY OWNERSHIP
                 ------------------

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned on March 25, 1997 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's Directors, and (iii) by all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At March 25, 1997, there were 3,590,224 shares of Common Stock outstanding.

                                     No. of Shares of           Percentage of
Name and Address or                    Common Stock              Beneficial
 Identity of Group                  Beneficially Owned          Ownership(1)
 -----------------                  ------------------          ------------

John Wade(2)                            1,162,622                      32.8%
10135 Hereford Road
Folsom, LA   70437

Robert Clemons(3)                         518,505                      14.6%
10135 Hereford Road
Folsom, LA   70437

Walter Reid Green, Jr.(4)                   ---                          ---
10135 Hereford Road
Folsom, LA  70437

All Officers and
Directors as a
Group (3 Persons)                       1,681,127                      47.4%


(1) Does not include (i) up to 100,000 shares of Common Stock issuable upon the exercise of the underwriters' warrants or (ii) up to 200,000 shares of Common Stock reserved for issuance upon exercise of options under the Company's Incentive Stock Option Plan.

(2) Dr. Wade is the Chairman of the Board, President and Chief Executive Officer of the Company.

(3) Mr. Clemons is Executive Vice President, Secretary and a Director of the Company.

(4) Mr. Green is Chief Financial Officer, Treasurer, and a Director of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS
         ---------------------------------------

     The Company was incorporated in Delaware on February 4, 1992 and on February 14, 1992 executed a Plan and Agreement of Merger with Pacesetter Ostrich Farm, Inc., a Louisiana corporation, and the Company's parent corporation and predecessor. In connection with this merger, the Company exchanged 1,162,622 shares, 518,505 shares and 207,780 shares of Common Stock, respectively, to Dr. John Wade, Mr. Bob Clemons and Mr. Bob Wade (retired in
1993) in exchange for their shares in the predecessor corporation. In addition, the Company issued an aggregate of 499,983 shares of its Common Stock to the participants in its private placements of units of its securities completed between December 1991 and February 1992.

     Since 1992, Dr. Wade and Mr. Clemons made periodic advances of funds to the Company for working capital purposes. The highest principal amount of such advances amounted to approximately $15,000 in respect to Dr. Wade. All of such advances were non-interest bearing and at December 31, 1995 aggregated to $169,317. In July 1993, the company entered into a note receivable for $42,500 with Mr. Clemons bearing 8% per annum with no specified maturity date.

     Effective as of March 31, 1992, Mr. Bob Clemons quit claimed and sold the land and facilities consisting of Pacesetter Ostrich Farm to the Company in consideration for the issuance by the Company of its promissory note in the principal amount of $310,000 payable in sixty monthly installments of interest only in the amount of $2,066 and a final payment of the entire principal balance of $310,000 on March 31, 1997. Simultaneously therewith, the Company and Mr. Clemons entered in a lease for the use of the residential portions of such facilities by Mr. Clemons and providing for rental payments of $1,400 per month through March 31, 1997. Mr. Clemons also received a second mortgage on such property which is currently subject to a primary mortgage with the Federal Land Bank in the aggregate amount of approximately $55,000 and which involves monthly payments of $1,210 which Mr. Clemons will continue to pay. The property is also subject to certain additional liens totaling approximately $23,000 previously filed against Mr. Clemons. If the Company is required to make payments under such prior mortgage or liens, the amount payable to Mr. Clemons will be reduced by a corresponding amount, and the amount of the installments of interest to be payable on a monthly basis will be correspondingly reduced. The Company believes that it is unlikely that it will be called upon or be required to satisfy such prior mortgage or liens. While the Company believes that the transaction with Mr. Clemons represents a beneficial transaction from the standpoint of satisfying the Company's interests, there can be no assurance that the Company and Mr. Clemons would have consummated the acquisition on the same terms if Mr. Clemons had not been affiliated with the Company and the transaction had been conducted on an arms-length basis. In March 1992, the Company received an appraisal on such land and facilities from Scoggin, McClure & Associates, Inc., an independent appraiser, which estimated the Value In Use of such land and related facilities to be $435,000. "Value In Use" refers to the value of properties with special purpose uses which is filling an economic demand for the service it provides or which it houses, and due consideration is given to the property's functional utility in best serving the purpose for which it was constructed. Mr. Clemons acquired Pacesetter Ostrich Farm in 1972, and thereafter Mr. Clemons and the Company constructed various of the facilities and housing that comprise Pacesetter Ostrich Farm. Mr. Clemons' adjusted basis in Pacesetter Ostrich Farm was $258,478 at the time of the transaction. Adjustments to the purchase price were made to give effect to improvements to the facilities that were attributable to the Company. On May 16, 1994, the Company transferred the property, consisting of $144,682 of buildings (net of $12,344 of accumulated depreciation) and $101,422 of land back to Mr. Clemons in consideration of cancellation of the $310,000 note payable.

     As previously described, Dr. John Wade devotes substantially all of his business time to the Company and the remaining portion of his time to his veterinary practice which is conducted primarily at his personal residence. Dr. Wade does not charge the Company for professional services rendered for the Company's proprietary or managed ostriches.

     (b) CERTAIN BUSINESS RELATIONSHIPS
         ------------------------------

         None.

     (c) INDEBTEDNESS OF MANAGEMENT
         --------------------------
         None.

     (d) TRANSACTIONS WITH PROMOTERS
         ---------------------------
         Not applicable.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
         --------------------------------------

     (a)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES
                    ----------------------------------

     The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

     (b) REPORTS ON FORM 8-K
         -------------------

     On April 23, 1995, the Company reported on Form 8-K that it entered into a sales contract with Sichuan Chendu Ju Tong Company of the Sichuan Province of the People's Republic of China for the sale of approximately 500 pairs of ostrich breeders of various ages and a host of related services for a total contract price of $3,751,000. The Company completed the first shipment of approximately $1,000,000 of this transaction during late 1995.

     (c) EXHIBITS
         --------

Exhibits          Description of Document
--------          -----------------------

 1(a)    Form of Underwriting Agreement(1)
 2       Plan and Agreement of Merger(1)
 3(a)    Certificate of Incorporation(1)
 3(b)    By-Laws(1)
 4(a)    Specimen Certificate of Common Stock(1)
 4(b)    Form of Warrant Agreement and Warrant to be sold to Greenway Capital Corporation(1)
 4(c)    Form of 10% Promissory Note(1)
10(a)    Employment Agreement with John Wade(1)
10(b)    Employment Agreement with Robert Clemons(1)
10(c)    Incentive Stock Option Plan(1)
10(d)    Sale with Mortgage, Lease and Appraisal Summary(1)
10(e)    Financial Consulting Agreement with Greenway Capital Corporation(1)
10(f)    Lease Agreement with Poderco Limited Partnership and LBR Trust(1)

(1)Filed as the same enumerated exhibit to the Registrant's Registration Statement (File No. 33-49228-FW) previously filed.

                                    SIGNATURE
                                    ---------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of March, 1997.

                                          PACESETTER OSTRICH FARM, INC.

                                          By:
                                              --------------------------------
                                          President and Chief Executive Officer

     In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

           Signature
                                                    Chairman of the
                                                         Board,
                                                  President, and Chief
                                                   Executive Officer                         March 25, 1997
---------------------------
       John R. Wade


                                                    Executive Vice
                                                       President,
                                                    Secretary and
                                                        Director                             March 25, 1997
---------------------------
     Bobbie R. Clemons


                                                  Treasurer, Director,
                                                      and Chief
                                                     Financial and
                                                   Accounting Officer                        March 25, 1997
---------------------------
   Walter Reid Green, Jr.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                           PAGE
                                                                                                           ----
Report of Independent Public Accountants                                                                     F-2

Balance Sheet as of December 31, 1995                                                                        F-3

Statements of Operations for the Years Ended December 31, 1995 and 1994                                      F-4

Statements of Stockholders' Equity for the Years Ended December 31, 1995 and 1994                            F-5

Statements of Cash Flows for the Years Ended December 31, 1995 and 1994                                      F-6

Notes to Financial Statements                                                                                F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Pacesetter Ostrich Farm, Inc.:

We have audited the accompanying balance sheet of Pacesetter Ostrich Farm, Inc. (a Delaware corporation) as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacesetter Ostrich Farm, Inc. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring operating losses and has had difficulty meeting its cash flow requirements. In addition, current liabilities include notes payable in default of $476,267, and significant past-due accounts payable. As a result, there is a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/s Arthur Andersen LLP

New Orleans, Louisiana,
March 14, 1997

                          PACESETTER OSTRICH FARM, INC.
                          -----------------------------

                                  BALANCE SHEET
                                  -------------

                             AS OF DECEMBER 31, 1995
                             -----------------------

ASSETS                                                                           1995
------                                                                       -----------
CURRENT ASSETS:

   Accounts receivable (net of allowance for doubtful accounts of $30,267)   $    67,187
   Livestock inventory (Note 1)                                                  344,677
   Other current assets                                                            9,733
                                                                             -----------
           Total current assets                                                  421,597

PROPERTY AND EQUIPMENT, net (Note 3)                                           1,267,986

NOTE RECEIVABLE FROM STOCKHOLDER (Note 7)                                         42,500

OTHER ASSETS (Note 6)                                                              3,173
                                                                             -----------

                                                                             $ 1,735,256
                                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and other accrued liabilities                            $   220,280
   Notes payable (Note 5)                                                        476,267
   Advances from stockholders (Note 7)                                           152,960
                                                                             -----------
           Total current liabilities                                             849,507
                                                                             -----------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Notes 8 and 10):
   Common stock, $.001 par value, 10,000,000 shares authorized,
     3,590,244 issued and outstanding as of December 31, 1995                      3,590
   Additional paid-in capital                                                  3,779,217
   Accumulated deficit                                                        (2,897,058)
                                                                             -----------
                                                                                 885,749
                                                                             -----------
                                                                             $ 1,735,256
                                                                             ===========

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                          -----------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                 ----------------------------------------------


                                                                    1995           1994
                                                                -----------    -----------

OSTRICH SALES                                                   $ 1,366,621    $ 1,354,248

COST OF SALES (Note 1)                                            1,621,445        796,275
                                                                -----------    -----------

           Gross profit (loss)                                     (254,824)       557,973

OTHER OPERATING REVENUE                                             256,476        152,478

OPERATING EXPENSES:
   Operating                                                       (820,727)    (1,091,968)
   General and administrative                                      (288,413)      (357,081)
                                                                -----------    -----------

           Operating loss                                        (1,107,488)      (738,598)

OTHER INCOME (EXPENSE):
   Interest expense (Note 5)                                        (48,240)       (72,083)
   Loss on retirement and write-down of fixed assets (Note 3)      (173,260)          --
   Write-off of investment (Note 6)                                 (61,000)          --
   Miscellaneous                                                     28,640         50,850
                                                                -----------    -----------

LOSS BEFORE INCOME TAXES                                         (1,361,348)      (759,831)

INCOME TAX EXPENSE (Note 4)                                            --             --

           Net loss                                             $(1,361,348)   $  (759,831)
                                                                ===========    ===========

NET LOSS PER SHARE                                              $      (.38)   $      (.21)
                                                                ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING                                 3,588,008      3,542,224
                                                                ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                          -----------------------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                 ----------------------------------------------

                                                       Additional
                                            Common       Paid-In     Accumulated
                                             Stock       Capital       Deficit         Total
                                         -----------   -----------   -----------    -----------
BALANCE, December 31, 1993               $     3,542   $ 3,699,529   $  (775,879)   $ 2,927,192

   Additional paid-in capital (Note 9)          --          63,896          --           63,896

   Net loss                                     --            --        (759,831)      (759,831)
                                         -----------   -----------   -----------    -----------

BALANCE, December 31, 1994                     3,542     3,763,425    (1,535,710)     2,231,257

   Issuance of 48,000 shares (Note 1)             48        15,792          --           15,840

   Net loss                                     --            --      (1,361,348)    (1,361,348)
                                         -----------   -----------   -----------    -----------

BALANCE, December 31, 1995               $     3,590   $ 3,779,217   $(2,897,058)   $   885,749
                                         ===========   ===========   ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                          -----------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                 ----------------------------------------------

                                                                       1995           1994
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                        $(1,361,348)   $  (759,831)
   Adjustments to reconcile net loss to net cash provided (used)
     by operating activities-

       Depreciation                                                    176,997        165,740
       Amortization                                                       --           13,010
       Change in deferred revenue                                       (5,000)       (14,500)
       Loss on retirement or write-down of assets                      186,072           --
       Write-down of inventory                                         572,000           --
     Decrease (increase) in-

       Accounts receivable, net                                        (25,042)       107,798
       Livestock inventory                                             384,582        379,986
       Other current assets                                              8,880         43,221
       Other assets                                                     60,999         41,459
     Increase (decrease) in-

       Accounts payable and accrued liabilities                        (93,541)       195,192
       Accrued interest payable                                           --              500
       Borrowings from stockholders                                     96,539         33,178
                                                                   -----------    -----------

           Net cash provided by operating activities                     1,138        205,753
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment                               (16,046)      (234,083)
   Proceeds from sale of property                                       17,200          5,000
                                                                   -----------    -----------

           Net cash provided (used) by investing activities              1,154       (229,083)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of notes payable                                           (9,888)       (46,910)
                                                                   -----------    -----------

           Net cash used in financing activities                        (9,888)       (46,910)
                                                                   -----------    -----------

           Net decrease in cash and short-term investments              (7,596)       (70,240)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF YEAR                     7,596         77,836
                                                                   -----------    -----------

CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                     $      --      $     7,596
                                                                   ===========    ===========

INCOME TAXES PAID                                                  $      --      $      --
                                                                   ===========    ===========

INTEREST PAID                                                      $    75,240    $    51,015
                                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.
          See Note 9 for discussion of certain non-cash transactions.

                          PACESETTER OSTRICH FARM, INC.
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 1995 AND 1994
                           --------------------------


1. ORGANIZATION AND BUSINESS AND
   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Organization and Business
-------------------------

The Company was incorporated on February 4, 1992 and executed a Plan and Agreement of Merger with Pacesetter Ostrich Farm, Inc., a Louisiana corporation, on February 14, 1992. The predecessor corporation was organized in Louisiana on February 22, 1989 under the name Ostrich Breeders of North America, Inc. All references to the Company include Pacesetter Ostrich Farm, Inc., the predecessor corporation and the operations undertaken by such predecessor corporation.

The accompanying financial statements of the Company reflect the combination of the Company, Pacesetter Ostrich Farm, Inc., (the Louisiana corporation) and Ostrich Breeders of North America, Inc. The reorganization has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests.

The Company's inventory is located on approximately 320 acres of farmland located in Willcox, Arizona. The Company also maintains office facilities and approximately 65 acres of farmland in Folsom, Louisiana (see Note 9). The Company generally sells farm-raised ostriches in the normal course of business primarily to customers which are trying to build ostrich herds and also for slaughter purposes. Recent sales and marketing efforts have been concentrated in foreign breeder markets, particularly China and South America. The Company's marketing relies primarily upon word-of-mouth referrals based on its reputation in the industry. The Company is currently one of the larger ostrich breeding farms in the United States.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Short-Term Investments
-------------------------------

The Company considers investments in highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Livestock Inventory
-------------------

The Company accounts for all of its livestock as inventory as the Company is currently engaged primarily in the business of acquiring, breeding, and selling ostriches. While no permanent breeding stock has currently been identified, the Company anticipates the focus of its operations will change to emphasize the slaughter market within the next three years. At such time, the Company intends to identify permanent breeding stock which would be depreciated, and account for chicks from such stock as slaughter livestock.

The Company's inventory is valued at the lower of cost (under the specific identification method) or market (including consideration of foreign breeder sales) and consists of live ostriches. During 1995, due to a significant deterioration in the ostrich market, the Company recorded a provision of approximately $572,000 for the decline in market value of ostriches inventory. No such provision was recorded in 1994.

No costs have been deferred related to progeny from the Company's ostriches or investor owned ostriches; thus, no value has been assigned thereto in the Company's inventory. The Company manages investor-owned ostriches in return for a boarding fee. During 1995, the Company sold certain investor-owned ostriches, the proceeds of which, $113,067, were applied against boarding fees receivable from the respective investors. Also, during 1995, the Company issued 48,000 shares of stock to two investors to acquire ostriches.

Due to the relative nascent stage of the ostrich industry, the price of ostriches is subject to significant fluctuations. Further significant declines in the value of ostriches would materially impact the valuation of the Company's ostriches, as well as the Company's financial position.

The Company does not maintain insurance on its proprietary ostriches. Thus, in case of death of the ostriches, the Company is exposed to the risk of loss to the extent of the book value of the livestock inventory.

During 1995 and 1994, the Company incurred losses related to ostrich mortality of $18,417 and $3,575 respectively.

Depreciation of Property, Plant and Equipment
---------------------------------------------

The Company's buildings, equipment and fences are depreciated using the straight-line method applied over the useful lives of the assets.

Income Taxes
------------

For income tax reporting, the Company uses accounting methods that recognize depreciation on an accelerated basis for buildings and equipment. As a result, the basis for buildings and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. In addition, the Company has recorded write-downs in value of inventory and property and equipment which are not currently deductible for tax purposes. These and other temporary differences have been accounted for under the provisions of Statement of Financial Accounting Standards No. 109.

Accounts Receivable
-------------------

Accounts receivable are recorded at their estimated net realizable value. There were write-offs (recoveries) of $(40,372) and $52,940 affecting bad debt expense during 1995 and 1994, respectively. Accounts receivable represent primarily amounts due for boarding fees on investor-owned birds where collection is doubtful. Net realizable value is determined based upon the value of the ostriches boarded by the respective investor.

Revenue
-------

Revenue is recognized as ostriches are sold and delivered. The Company made foreign sales of approximately $1,000,000 in 1995. The Company also boards investor-owned mated pairs for either a daily boarding fee or a management fee. Boarding and hauling fees are recognized as other operating revenue as due and totalled approximately $145,000 and $68,000 in 1995 and 1994, respectively. The Company's management fee consists of the receipt of one-half of the live chicks produced from such pairs. This fee is recognized as income when the chicks are sold and no costs are deferred associated with the management of the pairs. Also included in other operating revenue are fees charged for veterinarian services of $112,000 and $84,000 in 1995 and 1994, respectively.

The Company provides no express warranty upon sales of livestock. However, in the past the Company has replaced livestock or given refunds in order to maintain its business reputation. As of December 31, 1995 and 1994, the Company determined that no allowance for future returns or refunds was necessary.

Earnings Per Share

The earnings per share calculations are based on the weighted average number of shares of common stock outstanding and common stock equivalents, unless their effect would be anti-dilutive.

2. FINANCIAL AND OPERATING CONSIDERATIONS:
   ---------------------------------------

From 1992 to 1995 the Company has incurred substantial operating losses in 1992 through 1995. The Company has also experienced severe cash flow difficulties and has been unable to meet certain of its obligations as they have come due. Included in current liabilities are $476,267 in notes payable which are in default (see Note 5) and significant past-due accounts payable. To date, the Company has been unable to reach a sufficient operating level to meet its operating costs, and it may be unable to meet its future commitments. Although the Company signed a significant ostrich delivery contract in 1995, there is no guarantee that the contract deliveries will be completed or that the contract will be profitable. As a result, there is substantial doubt about the ability of the Company to continue as a going concern. The Company believes that its ostrich inventory could be liquidated at an amount substantially in excess of book value, if required. However, there is no guarantee that sales at such prices would be possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. PROPERTY AND EQUIPMENT:
   -----------------------

Property and equipment consists primarily of special-use assets for the production and raising of ostriches. A summary of Company property and equipment is as follows:

                                                                      Estimated
                                                       1995         Years (Lives)
                                                  ------------      -------------
Land                                              $    144,727             --
Buildings and improvements                           1,050,592          10 to 30
Equipment                                              396,687           5 to 7
Vehicles                                                60,447             5
CIP                                                     31,193             --
                                                  ------------

       Total                                         1,683,646

    Less - Accumulated depreciation                   (415,660)
                                                  ------------

       Net property and equipment                 $  1,267,986
                                                  ============

Effective on December 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded a loss provision of approximately $173,000 in 1995 for the write-off and retirement of fixed assets, which was not directly associated with this adoption.

In 1996, the Company decided to sell its veterinary clinic in Willcox. As a result, the Company recorded a write-down of $14,726 in 1996 to reduce the book value of this asset to the anticipated net proceeds of the sale.

4. INCOME TAXES:
   -------------

The reconciliation of the Federal statutory tax rate to the effective tax rate is as follows:

                                               1995     1994
                                               ----     ----
Statutory tax rate                              (34)     (34)%
State taxes                                      (3)      (3)
Benefit from NOL carryforward not recognized     37       37
                                                ---      ---
Effective tax rate                                0%       0%
                                                ===      ===

Cumulative deferred taxes consist of the following temporary differences at an estimated effective Federal and state tax rate of 37%:

                                                        1995             1994
                                                    -----------    -----------
Deferred tax liabilities                            $   (45,000)   $   (30,300)
                                                    -----------    -----------

Deferred tax assets:

   Net operating loss carryforward                      826,014        584,600
   Tax basis of inventory in excess of book basis       211,640           --
   Tax basis of property in excess of book basis         64,106           --
   Other                                                   --           25,000
   Less- valuation allowance                         (1,056,760)      (579,300)
                                                    -----------    -----------

           Deferred tax asset                            45,000         30,300
                                                    -----------    -----------

           Total deferred taxes                     $      --      $      --
                                                    ===========    ===========

At December 31, 1995, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $2,232,000 which expire in 2007 through 2010.

The Company is engaged in a relatively new business and has generated losses from operations in 1992 through 1995. In addition, it is difficult to predict if and when the Company and the industry will reach sufficient size to support a slaughter market (as opposed to a breeder market) and what impact this would have on Company operations. As a result, the Company does not believe it is more likely than not it will be able to realize the NOL carryforwards through generation of future taxable income. Therefore, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

5. NOTES PAYABLE:
   --------------

A summary of outstanding notes payable at December 31, 1995 is as follows:

Private Placement Notes Payable (see description below)                              $450,000

Note payable for equipment purchase; original balance $14,035, interest at 13.2%
   per annum, payable in monthly installments of principal and
   interest through April 1, 1996 secured by the equipment purchased                    5,695

Note payable for purchase and refurbishment of veterinary clinic; original balance
   $36,000, interest at 8% per annum; payable in monthly installments of principal
   and interest. No specified maturity date                                            20,572
                                                                                     --------

Total notes payable                                                                  $476,267
                                                                                     ========

In late 1991, the Company commenced a private placement to accredited investors which offered to sell up to 80 units at $5,000 per unit. In early 1992 an additional private placement of 10 units was offered to one of the investors in the previous private placement on terms identical to the previous private placement. The Company received total subscriptions for 90 units ($450,000) upon completion of these offerings. Each unit consisted of 5,555 shares of common stock and a promissory note for $5,000 with interest thereon at 10% per annum commencing at the closing. Interest is payable semi-annually. Of the proceeds of the offering, $0.075 per share was attributed to the stock based upon management's estimate of fair value, and the remainder was attributed to the notes payable. The $37,505 discount on the notes payable resulting from the portion of the proceeds allocated to the sale of stock is being amortized over the original estimated repayment period, resulting in an effective interest rate of approximately 15% (excluding consideration of offering costs). As of December 31, 1994 there was no discount remaining on these notes.

The principal portion of the notes is due upon the earlier of December 1, 1995 or receipt of sufficient proceeds by the Company under contracts for the sale of ostrich livestock anticipated to be fulfilled commencing July 1, 1992 (such determination to be made in the reasonable judgment of the Company's Board of Directors). As of December 31, 1995, no principal payments had been made. As a result, the Company is in default on these notes. Holders of $40,000 of these notes have filed suit against the Company for collection (see Note 11).

6. OTHER ASSETS:
   -------------

Investment in Limited Partnership
---------------------------------

As of December 31, 1994, the company had a 50% interest in OMC, a company which has acquired breeder ostriches in Namibia. The cost of this investment, $61,000, was included in other assets. In 1994 and 1995, the Company's share of OMC's operations was not material. In December, 1995, the Company wrote off the remaining book value ($61,000) of this investment.

7. TRANSACTIONS WITH RELATED PARTIES:
   ----------------------------------

In July 1993, the Company entered into a note receivable for $42,500 with a significant stockholder. The note bears interest at 8% per annum, and does not have a specified maturity date.

In April 1995, another stockholder loaned the Company an additional $25,000. This amount is due on demand and is non-interest bearing.

Compensation paid to significant stockholders and officers was $74,808 and $139,015 during 1995 and 1994 respectively. No bonuses were paid in 1995 and 1994. Compensation paid to employees who are related to significant stockholders was $44,597 and $97,347 during 1995 and 1994, respectively.

Advances from stockholders primarily consist of Company expenses paid by two major stockholders. These advances are non-interest bearing with no specified maturity date.

8. INCENTIVE STOCK OPTION PLAN:
   ----------------------------

During February 1992, the Company adopted the 1992 Incentive Stock Option Plan (the "Plan") under which 200,000 shares of common stock have been reserved for issuance to employees of the Company. The exercise price of any stock option granted under the Plan to an eligible employee will be equal to the fair market value of the shares on the date of grant and with respect to persons owning more than 10% of the outstanding common stock, the exercise price will not be less than 110% of the fair market value of the shares. On May 28, 1994, the Company granted a total of 82,000 of such options to 13 of its key employees at $1.25 per share. None of these options were issued to Mr. Clemens (Vice President) or Dr. Wade (President). On January 16, 1995, the Company granted an additional 99,500 options to 13 of its key employees, including 20,000 options to both Dr. Wade and Mr. Clemens, at $0.75 per share. The 40,000 options issued to Dr. Wade and Mr. Clemens expire in January, 2000. The remaining 59,500 options expire in January, 2005.

A summary of the status of the Plan as of December 31, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                           1995                    1994
                                   -------------------     -------------------
                                              Weighted                Weighted
                                               Average                 Average
                                              Exercise                Exercise
                                    Shares     Price        Shares     Price
                                   --------   --------     --------   --------
Outstanding at beginning of year     82,000    $1.25           --      $  --
Granted                              99,500      .75         82,000     1.25
Exercised                              --        --            --         --
Forfeited                           (43,000)    1.25           --         --
                                   --------    -----       --------    -----

Outstanding at end of year          138,500    $ .89         82,000    $1.25
                                   ========    =====       ========    =====

Options exercisable at year end     138,500    $ .89         82,000    $1.25
                                   ========    =====       ========    =====

In 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" (the "Statement") was issued which establishes, among other things, financial accounting and reporting standards for stock-based employee compensation plans. Entities may either adopt a "fair value based method" of accounting for an employee stock option as defined by the Statement or may continue to use accounting methods as prescribed by APB Opinion No. 25" Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the Statement had been applied. The Company expects to continue following APB Opinion No. 25 and make appropriate disclosures in the future in accordance with the Statement.

9. ACQUISITION OF ASSETS FROM STOCKHOLDER:
   ---------------------------------------

In March, 1992, the Company acquired certain property in Folsom, Louisiana, from a major stockholder, on which a portion of the Company's operations is located. The property consists of a primary residence, approximately 65 acres of land (including fencing for ostriches), and the Company's buildings and improvements. The property is subject to certain liens (totalling approximately $23,000) previously filed against the stockholder and a previously existing mortgage of $55,000, for which the stockholder remains primarily liable. The property includes the principal residence of the stockholder, which was leased back to the stockholder for a term of 5 years at $16,800 per year. The purchase price for the property was $310,000, based upon an appraisal. The acquisition was financed by the stockholder. The terms of the financing were interest only payable monthly for 60 consecutive months at 8% with principal being due on March 31, 1997. As the stockholder's historical cost of the property was $258,478, the property was recorded at the lower amount. The difference between the purchase price and the recorded amount ($51,522) was reflected as a reduction of stockholders' equity. On May 16, 1994, the Company transferred the Louisiana property consisting of $144,682 of buildings (net of $12,374 of accumulated depreciation) and $101,422 of land back to the stockholder in consideration of cancellation of the $310,000 note payable. The difference between the book value of the property and the note ($63,896) was reflected as an increase in stockholders' equity. The Company continues to lease a portion of the property for $700 per month. The lease is annually renewable and cancellable by the Company and the stockholder. Total rentals paid during 1995 and 1994 were $8,400 and $5,250, respectively.

10. STOCKHOLDER'S EQUITY:
    ---------------------

The Company made a public offering of 1,000,000 shares of newly issued common stock in December 1992 at $4 per share. In addition, 100,000 warrants to purchase common stock were issued to the underwriters at an exercise price of 120% of the initial offering price. The warrants were exercisable commencing one year after the effective date of the registration of the shares and will expire four years thereafter (December 1997). In connection with the offering, the Company also agreed, under certain circumstances and at its sole expense, to register or qualify the underwriters warrants and the warrant stock for sale.

11. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

In October 1995, holders of $40,000 of the Company's Private Placement notes filed suit against the Company for $63,000, which includes payment of the notes in default plus attorney fees and other costs. The Company is currently engaged in settlement discussions. The Company believes the ultimate resolution of this matter will not have a material impact on its financial condition.

The Company is subject to the possibility of other litigation in the ordinary course of business. The Company is not aware of any other matters which would have a significant impact on its financial condition or results of its operations.