Form 10KSB
period 1996-12-31
PACESETTER OSTRICH FARM INC
filed 1998-02-05
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1996

                           Commission File No. 1-11282

                        PACESETTER OSTRICH FARM, INC.
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                    72-1186845
  -------------------------------                     -----------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana         70437
---------------------------------------      ----------
(Address of Principal Executive Offices)     (Zip Code)

                               (504) 796-5806
                           ---------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                               Yes ___ No ___ X___

                   This report contains a total of 47 pages.
                     The Exhibit Index appears on page 33.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $831,964

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

                               Yes _____ No _____


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

                  3,590,224 shares of Common Stock, $.001 par value, as of March 25, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Document                                          Part of Report

Registration Statement on Form S-18, as                               IV
Amended, (Registration No. 33-49228-FW)
declared effective on December 15, 1992

                                     PART I


         ITEM 1.  DESCRIPTION OF BUSINESS

         Introduction

                  Pacesetter Ostrich Farm, Inc. (the "Company") is engaged in the care, management, breeding and sale of ostriches and ostrich products. The Company, which owns and operates one of the largest ostrich farm facilities in the United States maintains and breeds ostriches owned primarily by the Company as well as for investors. The ostrich industry presently generates estimated revenues in excess of $250 million for the Union of South Africa which controls 90% of the worldwide market for unprocessed ostrich products. The ostrich, which is part of the flightless ratite family of birds, is valued worldwide for its meat (which has a beef like taste and consistency but with the fat and cholesterol content comparable to fish and less than other farm poultry), for its durable and ornamental hide and for its wing, tail and body plumes which are used for decorative, dusting and filtration purposes. Currently, ostrich components and elements are supplied for the worldwide market predominantly by South Africa which regulates the processing and dissemination of its raw material and ostrich products.

                  At December 31, 1996, the Company owned, boarded and/or managed 1064 chicks, 234 yearlings, 32 coming breeders, and 229 adult ostrich breeders of which 554 of such chicks, 125 yearlings, 10 coming breeders, and 117 adult ostrich breeders were proprietary to the Company. Sales of ostriches and related services provided the Company with revenues of $831,964 for the year ended December 31, 1996. Dr. John Wade, the Company's Chairman of the Board, President and Chief Executive Officer, is a recognized veterinarian specializing in the care and treatment of ostriches and other livestock birds and currently a Director of the American Ostrich Association.

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

                  During the course of the Company's past several fiscal years, the Company has experienced substantial net operating losses as well as significant reductions in cash flows. Following the Company's initial public offering in December 1992, a rapid expansion of operating facilities was commenced at the Willcox, Arizona facilities. Such expansion initially produced expected net operating losses during 1993. For 1996, however, the Company experienced net operating losses which resulted from lower than expected revenues. Such decreases resulted from the lack of additional shipments under its contract with Sichuan Chengdu Ju Tong Company which received the first $1 million shipment of ostriches in 1995 under its $3.7 million contract with the Company. The Company was able to complete a separate shipment to China for a total of approximately $575,000 which was made to a group of Chinese buyers which are not related to the contract with Sichuan Chengdu Ju Tong Company. Domestic prices for live ostriches remained approximately equal to 1995 market conditions, but sales volumes of such sales were very sporadic due to uncertainty about the future of the domestic commercial market.


         Background

                  While the ostrich industry has previously generated certain interest in the United States as an alternative agricultural livestock business, ostrich farming has never previously gained a strong foothold in this country based on a general lack of knowledge and understanding concerning the care and breeding of ostriches as well as an absence of protocol and husbandry relative to their maintenance. For more than 100 years, however, the ostrich industry has been nurtured, developed and monopolized by the Union of South Africa which controls an estimated 90% of the worldwide market for raw material ostrich products. It is further estimated that the Union of South Africa receives revenues in excess of $250 million from the worldwide distribution of ostrich products. At an early stage, South Africa realized that the financial benefits to be derived from the species were multi-dimensional. As a consequence, the South African government has passed stringent laws forbidding exportation of sexually viable birds or fertile eggs and has established various protocols for the maintenance of its virtual monopoly on ostrich development and commercial exploitation by limiting the dissemination of information concerning ostrich farming and access to ostrich rearing facilities. Despite these efforts, ostrich farming is now becoming a growing alternative agricultural/livestock business in the United States, Canada, Europe, and Australia. Even more recently, various Asian countries have now begun acquiring ostriches from the United

         States for the purpose of creating a new agri-business which produces a low fat meat product which is less land intensive than cattle farming. This is evidenced by the Company's shipment of approximately $1 million of ostriches during late 1995, and the $575,000 shipment in late 1996.


         Ostrich Data

                  The average adult ostrich is 7 to 9 feet tall and weighs in the range of 300 to 450 pounds with the male being both the larger and the more aggressive of the species. Following hatching and during their rapid growth phase through six months, ostriches gain an average of one foot of height per month and complete their growth by the end of 12 months. Adult feathering and coloration will generally begin at approximately 12 to 14 months of age. Blue necks, rednecks, African blacks and crosses are all acceptable as commercially viable breeds of ostriches, although the African black is smaller than the other birds. In the United States, ostriches normally breed from two to three years of age and for a period of 30 or more years. The rate of lay for a 2-year old female may be from one to 30 eggs, while during their second and subsequent year of laying, they may produce anywhere from 20 to 100 eggs per year. The eggs have generally a 42-day incubation period. The eggs generally weigh up to 3 1/2 pounds and are 24 times the size of the normal chicken egg. The rate of lay is generally attributable to husbandry, nutrition, bonding and the overall comfort level of the hen. The male ostrich achieves full fertility at two to three years of age and generally increases with each subsequent year of breeding. While ostrich breeding is generally confined to the period between March and October of each calendar year, sales of ostriches occurs throughout the year.

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

                  At the present time and in contrast to prices to be received for ostrich components, fertilized eggs cost between $75 to $100 per egg, four to six month old chicks sell for $1,000 to $2,000 per pair, yearlings sell for $3,000 to $4,000 per pair, two-year and older "coming breeders" sell for $5,000 to $7,000 per pair and mature producer breeders bring $8,000 to $10,000 or more per pair. These amounts represent current pricing during a period of heightened interest in ostrich breeding and farming. There can be no assurance, however, that such interest in ostrich breeding and farming will continue to increase or can be sustained at present levels. In contrast to the above pricing for breeder livestock, prices for live slaughter birds (approximately 1 year old) was approximately $330 to $380 per bird during 1996.

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

                  At the present time the ostrich industry is in a transition from a breeder market to a commercial livestock market. Although, the breeder market can offer returns on investment which exceed the returns that can be derived through commercial harvesting and processing, such returns are based on prices which are difficult to predict and generally not sustainable once sufficient numbers of ostrich livestock are available for sale. This is evidenced by sales of live slaughter birds made by the Company during 1996 ranging from $330 to $380 per bird. Such pricing represents amounts which domestic processors of ostrich are currently paying based on their expected recurring wholesale sales of ostrich meat and leather. During 1995 the Company began to develop a capability to produce and supply ostrich meat and ostrich leather. However, the Company has continued to receive prices for sales of live ostriches which exceed the returns from the commercial processing of ostriches for meat, leather, and feathers, particularly with respect to the Company's international sales of live ostriches. As a result, the Company has concentrated its efforts on such international sales and has sold most of its slaughter ostriches to independent processors at prices previously stated.

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

                  In December 1992, the company's initial public offering was concluded, providing net proceeds of $3,600,000 which financed the planned substantial expansion of the company's breeding and chick rearing facilities, as well as a substantial increase in the number of proprietary breeder ostriches of various ages.

                  The Company has facilities located in Folsom, Louisiana and Willcox, Arizona. The Louisiana facilities are located on 65 acres of improved farmland approximately 60 miles north of New Orleans which was previously employed for Mr. Clemons' cattle operations. These facilities consist of a 1,500 square foot incubation facility, a 144 square foot portable incubation building, a 288 square foot portable storage building, two barns comprising approximately 5,000 square feet, office facilities and in excess of 7,000 square feet of fencing. During 1995, the Company consolidated its breeding and chick rearing activities at its Arizona location. Consequently, the Company did not consistently use the portions of its Louisiana location which were previously dedicated to ostrich production. As a result, the Company moved much of its equipment, fencing, and ostrich inventory to its Arizona facilities and continued the use of its Louisiana location primarily for administrative functions.

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


         Marketing and Sales

                  The Company generally sells farm raised chicks, yearlings, and coming breeder ostriches in the normal course of business. It sells ostrich chicks commencing at birth. The Company warrants solely the sex of the chicks, for a limited time, in relation to its sales. From time to time, the Company has acted on behalf of bird owners in order to identify, evaluate and/or acquire suitable ostriches for subsequent sale to such bird owners or to purchasers identified by existing bird owners based on the reputation of its management. The Company's marketing program is undertaken through word of mouth referrals based on its reputation in the industry, through speaking engagements and articles by Dr. Wade, who is a frequent participant and contributor to various industry programs and trade publications, and through Dr. Wade's veterinary practice and microchip implant service.

                  In addition to sales of live ostriches, the Company began limited sales of ostrich leather and ostrich meat during 1995. The Company used a number of tanners in the U.S. during 1995 and received acceptable tanned leather from several of these tanners. However, in each case the Company experienced only limited and sporadic success from U.S. tanners which to date have not completely resolved and refined the process to equal that of South African tanning. As a result, the Company has reduced its future plans regarding tanned leather products until the quality and consistency provided by U.S. tanners has reached a sufficient level.

                  In addition to leather the Company also began limited processing and sales of ostrich meat in 1995. In November 1994, the Company had received U.S.D.A. meat labeling approval to commercially process ostrich meat. Since that time the Company began selling various cuts of ostrich meat to upscale restaurants and specialty stores. Although customer acceptance of the product has been very positive based on quality, taste and tenderness, the Company did meet price resistance at the initial pricing of $28 per pound. As processing and other costs have decreased, the Company made adjustments in pricing. Such price reductions have generally increased demand, but the Company experienced severe limitations in the number of birds for which it could receive U.S.D.A. inspection. By mid-1995 the limitation on available U.S.D.A. inspection had caused the Company to experience difficulties in supplying customers. In some cases, the Company purchased ostrich meat from other processors in order to cover customer orders. As a result, the Company had to discontinue processing of ostriches and forward its existing ostrich meat customers to other processors until such time as the inspection problem could be eliminated. Generally, this problem was experienced throughout the ostrich industry because U.S.D.A. ostrich inspection is voluntary, not mandatory, and can only be provided when there are no scheduling conflicts with regard to inspection of livestock with are classified under mandatory inspection. This industry problem has been addressed by the American Ostrich Association which has made great strides since 1995 to improve the availablity of U.S.D.A. inspection for ostriches. Dr. Wade, as a member of the Board of the American Ostrich Association has done extensive work on this matter. Based on managements assessment of this matter, the Company expects that the industry will receive improvements in the availiablity of U.S.D.A. inspection and should have increased availability of ostrich meat inspection by the end of 1997 to an acceptable level.

                  As a result of the various difficulties previously discussed regarding sales of leather and meat, the Company has devoted much of its time and resources to pursuing live ostrich sales outside of the United States. As a result of these efforts, the Company completed a shipment of approximately 225 ostriches to Chengdu, China for a total price of approximately $1 million during 1995. In 1996 the company completed an additional shipment of approximately 125 ostriches for a total price of approximately $575,000 to China and is currently preparing for additional shipments to both China and South America.


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

                  During 1995 the ostrich industry within the United States experienced general price declines as bird populations increased and relaxed the overall shortages of available ostriches which had been experienced previously. Such pricing remained consistent in 1996 with prior year 1995 pricing.


         Business Regulations and Insurance

                  The Company is subject to various city and county occupational licensing laws that apply to its business, but at the present time is not subject to any regulations or laws pertaining to livestock maintenance and care. The Company maintains general liability insurance but in 1995 elected to eliminate its mortality and theft coverages for ostiches as further price declines have made it more cost effective to replace any of such losses from existing farm raised inventory. For 1996 and future years, the Company does not expect to insure any of its proprietary ostriches.


         Trademarks and Copyrights

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

         Employees

                  As of December 31, 1996, the Company employed a total of 11 full time employees including three executive officers, seven agricultural technicians and farm laborers, and one clerical person.



         ITEM 2.  DESCRIPTION OF PROPERTIES

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
                                                            High      Low

         January 1-March 31, 1996                           $0.50    $0.25
         April 1-June 30, 1996                              $0.88    $0.13
         July 1-September 30, 1996                          $0.38    $0.19
         October 1-December 31, 1996                        $0.31    $0.19
         January 1-March 31, 1997                           $0.38    $ .19

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

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The Company was incorporated on February 4, 1992 and executed a Plan and Agreement of Merger with Pacesetter Ostrich Farms, Inc., a Louisiana corporation, on February 14, 1992. The predecessor corporation was organized in Louisiana on February 22, 1989 under the name Ostrich Breeders of North America, Inc. All references to the Company include Pacesetter Ostrich Farm, Inc., the predecessor corporation, and the operations undertaken by such predecessor corporation. The Company's financial statements reflect the operating results for the Company's fiscal years ended December 31, 1996 and 1995.

                  Since the Company's public offering in December 1992, the Company has assumed the risks associated with direct ownership of ostriches which include lack of productivity, injury and mortality. The Company does not currently maintain insurance on its proprietary ostriches. Thus, in the case of death the company is exposed to the risk of loss to the extent of the book value of livestock inventory. As of December 31, 1996 and 1995, the Company incurred such losses related ostrich mortality of $31,665 and $18,417 respectively.


         Results of Operations

                  For the years ended December 31, 1996 and 1995, sales were $831,964 and $1,366,621 respectively. The Company maintains and breeds ostriches, both owned by the Company as well as for independent owners, in return for which the Company generally receives a boarding fee based on services rendered. Such services include egg collection, hatching, chick boarding, and adult breeder boarding. Beginning in late 1995 and continuing to present the company has discontinued most of its contracts which were based on the Company providing services in exchange for a management fee equal to one-half of the resulting offspring.

                  Cost of sales as a percentage of sales was 58% for the year ended December 31, 1996, compared to 118% for the year ended December 31, 1995. The decrease in cost of sales as a percentage of sales for the year ended December 31, 1996 was attributable to an inventory writedown of $572,000 in 1995 resulting from the decline in market value of ostriches, as well as the increase in the number of farm raised birds with limited inventory costs in 1996 and sales of previously purchased birds which had limited costs due to the Company's inventory writedowns in 1995. The Company's gross profit increased from a loss of $254,824 for the year ended December 31, 1995 to a profit of $345,826 for the year ended December 31, 1996, representing an increase of $600,650 mostly as a result of the $572,000 adjustment in 1995 for the decline in market value previously described, and also because the Company increased the number of farm raised birds sold for commercial processing of meat and leather.

                  Operating expenses decreased from $820,727 for the year ended December 31, 1995 to $680,432 for the year ended December 31, 1996 representing a decrease of $140,295 or 17% due primarily to various cost cutting measures undertaken at the Company's Willcox, Arizona location in light of the decline in prevailing market prices of ostriches. The decreases in operating expenses were mostly attributable to decreases in operating salaries and wages ($137,000), payroll and other taxes ($11,000), veterinary expenses ($10,000), depreciation ($30,000), and insurance expense ($63,000). These decreases were partially offset by increases in such operating expenses as bad debt expense ($54,000) and feed expense ($90,000). Depreciation declined primarily due to the prior year writedowns of depreciable assets. The increase in bad debt expense relates mostly to 1995 receivables which management determined to be uncollectible in 1996. Feed expense increased partially due to the increase in prevailing prices of corn in the United States compared to the prior year, and also due to the feed costs of growing out a larger number of prior year 1995 chicks (approximately 1250) during 1996 compared to the number of prior year 1994 chicks (approximately 270) grown out during 1995. General and administrative expenses decreased from $288,431 for the year ended December 31, 1995 to $132,987 for the year ended December 31, 1996 also related to cost reduction strategies in response to the declines in market prices of ostriches. The decreases in general and administrative expenses were mostly attributable to decreases in salaries and related payroll taxes ($65,000), and travel and telephone ($49,000). The company reduced its travel and telephone expenses from the prior year due primarily to a reduction in the amount of costs associated with its international shipment of ostriches to China compared to the similar costs of its shipment a year ago.

                  At December 31, 1996, the Company had for tax reporting purposes, net operating loss carryforwards of $2,288,802 which expire in 2007 through 2011. As the Company is engaged in a relatively new business and has incurred operating losses for several years, it is difficult to predict if and when such tax losses would be utilized. Therefore, for financial reporting purposes, the Company has provided a valuation allowance for the entire amount of the net deferred tax asset resulting from these tax loss carryforwards, as detailed in Note 4 of the financial statements.

                  The Company incurred a net loss of $72,696 or $0.02 per share for the year ended December 31, 1996 compared to a net loss of $1,361,348 or $0.38 per share for the year ended December 31, 1995. The substantial net loss for 1995 was due primarily to 1) the significant decline in market prices and writedown of inventory previously described, 2) losses of approximately $173,000 due to the write down of depreciable assets at the Company's Louisiana location which are no longer continually used in the production of ostrich livestock, and 3) the write-off of the Company's $61,000 investment in a 50% interest in OMC, an ostrich breeding company in Namibia, Africa.

                  On April 26, 1995, the Company reported that it signed a $3.7 million contract with Sichuan Chengdu Ju Tong Company, Chengdu, Sichuan Province, China ("Sichuan Chengdu") for a package of ostrich breeder pairs and a provision of related services. Payments are to be made to the Company in advance of each individual shipment of birds. In November 1995 the Comapny completed its first shipment under the contract and received approximately $1 million. However, during 1996 the Company was unable to obtain commitments for additional shipments under this contract. As a result, there are no assurances that the remainder of the contract will be honored by Sichuan Chengdu Ju Tong Company.

                  During 1996, the Company received a number of new inquiries related to its international shipments of ostriches to both China and South America. During the fourth quarter of 1996 the Company completed another shipment to China for approximately $575,000, to parties unrelated to the contract with Sichuan Chengdu Ju Tong Company. Although there can be no assurances that additional international sales will be completed, management expects to make additional international shipments in 1997 to China and South America. Management expects that its international business will continue to be a major portion of its gross revenue during 1997 and 1998 based on the continued substantial interest in ostrich breeder livestock outside the United States. In conjunction with such international business the Company plans to continually increase its domestic sales of ostriches for commercial slaughter thereby reducing its dependence on breeder market sales over the next two years.

         Liquidity and Capital Resources

                  As discussed in Note 2 of the financial statements, the Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet many of its obligations as they have come due. To date, the company has not been able to reach a sufficient operating level to meet its operating costs. There is no guarantee that the Company will ultimately be able to acheive sufficient profitability in the slaughter market or that the Company will continue to be able to make sales in the breeder market. As a result, there can be no assurances that the Company will continue as a going concern. The Company believes that its ostrich inventory could be liquidated at an amount substantially in excess of book value, if required. However, there is no guarantee that sales at such prices would be possible.

                  Net cash provided by operating activities increased from $1,138 for the year ended December 31, 1995 to $26,163 for the year ended December 31, 1996 primarily as a result of a reduction in operating and general and administrative expenses. For 1997, the company expects to meet cash flow needs from continued sales of ostrich livestock, particularly related to its international business. Since inception, the Company has been financed by advances from its principal executive officers. At December 31, 1996, such advances, which are non-interest bearing with no specified maturity date, aggregated to $169,317. The ratio of current assets to current liabilities increased from 0.50:1 at December 31, 1995 to 0.59:1 at December 31, 1996 reflecting the small increase in current assets due to the increased billings for boarding fees on managed birds.

                  Net cash provided/(used) in investing activities was $0 for 1996 compared to $1,154 for 1995. Cash outlays for capital expenditures for property, plant and equipment decreased from $16,046 for the 1995 fiscal year to $0 for the Company's 1996 fiscal year. This decrease reflects the reduction in expansion of the Company's Arizona breeding facilities which were substantially completed during 1993 and 1994.

                  Between December 1991 and February 1992, the Company issued an aggregate of $450,000 principal amount of its unsecured 10% promissory notes and 499,983 shares of its Common Stock for a cash investment of $450,000 by a group of private investors. Interest on the notes is payable semiannually beginning July 1, 1992. The notes were due on December 1, 1995, but the Company did not have sufficient cash to meet such obligations at that time. These notes are now in default and the Company is attempting to negotiate payment extensions. In 1995, holders of

         $40,000 of such notes have filed suit against the Company. At December 31, 1996 the Company had reduced the principal amount of these notes from $450,000 to $425,000 related to the private placement group.

                  The value of ostrich progeny produced by the Company's proprietary ostriches or derived by the Company as a result of the management of non-proprietary ostriches has not been reflected in the Company's financial statements, nor has the appreciation in value of ostrich chicks produced by the Company. In addition, no related costs associated with the maintenance of progeny from the Company's ostriches or independent owned ostriches have been assigned to inventory. At December 31, 1996, the Company owned and managed ostrich inventory levels as follows:



                                            Owned                          Managed                         Total
                                  --------------------------      -------------------------      -------------------------
                                  Hens       Males      Unk.      Hens       Males     Unk.      Hens       Males     Unk.
                                  ----       -----      ----      ----       -----     ----      ----       -----     ----
                Proven Breeders    77         40         0         63         49         0        140         89        0
                Coming Breeders     2          6         2          7          6         9          9         12       11
                      Yearlings    85         32         8         92         16         1        177         48        9
                         Chicks   257        292         5        254        256         0        511        548        5
                           Eggs     0          0         0          0          0         0          0          0        0


                  As of December 31, 1996, the Company held proprietary livestock with an inventory cost of $370,775, which management estimates, as of December 31, 1996, to have a current fair market value of approximately $1,340,000. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

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

           o Unanticipated regulatory problems associated with the commercial processing of ostriches, ostrich meat, and ostich leather.

         ITEM 7.  FINANCIAL STATEMENTS

                  The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE UNDER SECTION 16(a) OF THE EXCHANGE ACT


                  The following persons are the Directors and the officers of the Company. All Directors are elected annually by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board.

            Name                   Position                            Age
            ----                   --------                            ---
         John R. Wade      Chairman of the Board, President             45
                           and Chief Executive Officer

         Bob Clemons       Executive Vice President,                    55
                           Secretary and Director

         Reid Green        Treasurer, Chief Financial                   38
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


         ITEM 10. EXECUTIVE COMPENSATION

                  (a) Cash Compensation

                           Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the fiscal year ended December 31, 1996 aggregated to $17,885. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries received total salary and bonus which exceeded $100,000 during the periods reflected.

                           SUMMARY COMPENSATION TABLE



                                              Other                                    All
  Name and                                    Annual  Restricted                      Other
  Principal                                   Compen-   Stock     Options/   LTIP     Compen-
  Position      Year     Salary      Bonus    sation   Award(s)   SARs(#)   Payouts   sation
  ---------     ----     ------      -----    -------  ---------  --------  -------   -------

Dr. John Wade   1996    $ 2,404        -         -        -           -        -     $   -
Chairman,       1995     18,269        -         -        -        20,000      -         -
President       1994     44,892     $15,000      -        -           -        -         -
and CEO


                  (b)(1)  Compensation Pursuant to Plans

                           See Employment Agreements below.

                  (b)(2)  Employment Agreements

                           Dr. John Wade and Mr. Bob Clemons were parties to employment agreements with the Company which expired on December 31, 1994 and which provided for annual salaries of $50,000. Such agreements also provide for discretionary bonuses upon unanimous approval of the Board of Directors (which consists of Messrs. Wade, Clemons, and Green), which bonuses may not exceed 50% ($25,000) of the respective base salaries. In consideraton of the Company's financial position, Dr. Wade, Mr. Clemons, and Mr. Green have continued to work full-time for the Company, without any employment agreements, at substantially reduced levels of compensation. For the year ended December 31, 1996, no cash bonuses were issued to any officers.

                  (b)(3)  Option Exercises and Values at Year End

              AGGREGATED OPTION/SARS EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                            Value of
                                                         Number of       Unexercised
                                                        Unexercised      In-the-Money
                                                        Option/SARs      Option/SARs
                                                       at FY-End (#)      at FY-End
                                                       -------------     ------------
                            Shares
                          Acquired on      Value       Exercisable/      Exercisable/
             Name         Exercise (#)    Realized     Unexercisable     Unexercisable
             ----         ------------    --------     -------------     -------------
         Dr. John Wade         -              -              -                 -


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

                  (a) and (b) Security Ownership

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

                                       No. of Shares of           Percentage of
         Name and Address or              Common Stock             Beneficial
          Identity of Group            Beneficially Owned          Ownership(1)
         -------------------           ------------------         -------------
         John Wade(2)                      851,897                     23.7%
         10135 Hereford Road
         Folsom, LA   70437

         Robert Clemons(3)                 518,505                     14.4%
         10135 Hereford Road
         Folsom, LA   70437

         Walter Reid Green, Jr.(4)             --                       --
         10135 Hereford Road
         Folsom, LA  70437


         All Officers and
         Directors as a
         Group (3 Persons)               1,370,402                     38.2%


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

                  (a)      Transactions with Management and Others

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

                           During 1992, Dr. Wade and Mr. Clemons made periodic advances of funds to the Company for working capital purposes. The highest principal amount of such advances amounted to approximately $15,000 in respect to Dr. Wade. All of such advances were non-interest bearing and at December 31, 1994 aggregated to $56,421. In July 1993, the company entered into a note receivable for $42,500 with Mr. Clemons bearing 8% per annum with no specified maturity date.

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

                           As previously described, Dr. John Wade devotes substantially all of his business time to the Company and the remaining portion of his time to his veterinary practice which is conducted primarily from his personal residence. As provided in Dr. Wade's employment agreement with the Company, Dr. Wade will not charge the Company for professional services rendered for the Company's proprietary or managed ostriches.

                  (b)      Certain Business Relationships

                           None.

                  (c)      Indebtedness of Management

                           None.

                  (d)      Transactions with Promoters

                           Not applicable.


         ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

                  (a)(1) and (2)  Financial Statements and Schedules

                           The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

                  (b)      Reports on Form 8-K

                           None.

                  (c)      Exhibits


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


         (1) Filed as the same enumerated exhibit to the Registrant's Registration Statement (File No. 33-49228-FW) previously filed.

                                    SIGNATURE


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of February, 1997.

                                         PACESETTER OSTRICH FARM, INC.


                                         By: _________________________________
                                         President and Chief Executive Officer





                  In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.


         Signature
                                             Chairman of the Board,
                                              President, and Chief
    ____________________                       Executive Officer                         March 25, 1997
       John R. Wade


                                           Executive Vice President,
   _____________________                     Secretary and Director                      March 25, 1997
    Bobbie R. Clemons


                                         Treasurer, Director, and Chief
   _____________________                Financial and Accounting Officer                 March 25, 1997
   Walter Reid Green, Jr.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                               PAGE
                                                                                               ----
Report of Independent Public Accountants                                                        F-2

Balance Sheet as of December 31, 1996                                                           F-3

Statements of Operations for the Years Ended December 31, 1996 and 1995                         F-4

Statements of Stockholders' Equity for the Years Ended December 31, 1996 and 1995               F-5

Statements of Cash Flows for the Years Ended December 31, 1996 and 1995                         F-6

Notes to Financial Statements                                                                   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Pacesetter Ostrich Farm, Inc.:

We have audited the accompanying balance sheet of Pacesetter Ostrich Farm, Inc. (a Delaware corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacesetter Ostrich Farm, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring operating losses and has had difficulty meeting its cash flow requirements. In addition, current liabilities include notes payable in default of $450,104, and significant past-due accounts payable. As a result, there is a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Arthur Andersen LLP



New Orleans, Louisiana,
March 14, 1997

                          PACESETTER OSTRICH FARM, INC.

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 1996


ASSETS                                                               1996
------                                                          -------------
CURRENT ASSETS:
   Accounts receivable (net of
     allowance for doubtful
     accounts of $39,921)                                       $     129,521
   Livestock inventory (Note 1)                                       370,775
                                                                -------------
           Total current assets                                       500,296

PROPERTY AND EQUIPMENT, net (Note 3)                                1,110,666

NOTE RECEIVABLE FROM STOCKHOLDER (Note 6)                              42,500

OTHER ASSETS                                                            3,173
                                                                -------------
                                                                $   1,656,635
                                                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and other accrued liabilities               $     212,908
   Notes payable (Note 5)                                             450,104
   Accrued interest                                                    11,253
   Advances from stockholders (Note 6)                                169,317
                                                                -------------

           Total current liabilities                                  843,582

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Notes 7 and 8):
   Common stock, $.001 par value, 10,000,000
     shares authorized, 3,590,244 issued
     and outstanding                                                    3,590
   Additional paid-in capital                                       3,779,217
   Accumulated deficit                                             (2,969,754)
                                                                -------------

                                                                      813,053
                                                                -------------
                                                                $   1,656,635
                                                                =============


   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                     1996           1995
                                                                 -----------     ----------
OSTRICH SALES                                                    $   831,964     $ 1,366,621

COST OF SALES (Note 1)                                               486,138       1,621,445
                                                                 -----------     -----------
           Gross profit (loss)                                       345,826        (254,824)

OTHER OPERATING REVENUE                                              380,344         256,476

OPERATING EXPENSES:
   Operating                                                        (680,432)       (820,727)
   General and administrative                                       (132,987)       (288,413)
                                                                 -----------     -----------
           Operating loss                                            (87,249)     (1,107,488)

OTHER INCOME (EXPENSE):
   Interest expense (Note 5)                                         (46,686)        (48,240)
   Loss on retirement and write-down of fixed assets (Note 3)        (14,726)       (173,260)
   Write-off of investment (Note 3)                                     --           (61,000)
   Miscellaneous                                                      75,965          28,640
                                                                 -----------     -----------
LOSS BEFORE INCOME TAXES                                             (72,696)     (1,361,348)

INCOME TAX PROVISION (Note 4)                                           --              --
                                                                 -----------     -----------
           Net loss                                              $   (72,696)    $(1,361,348)
                                                                 ===========     ===========
NET LOSS PER SHARE                                               $      (.02)    $      (.38)
                                                                 ===========     ===========
AVERAGE COMMON SHARES OUTSTANDING                                  3,590,244       3,588,008
                                                                 ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                         Additional
                                                           Common         Paid-In       Accumulated
                                                           Stock          Capital         Deficit           Total
                                                          --------      ------------   -------------     ------------
BALANCE, December 31, 1994                                  $ 3,542     $  3,763,425   $  (1,535,710)    $   2,231,257

   Issuance of 48,000 shares (Note 1)                            48           15,792                            15,840

   Net loss                                                      -                -       (1,361,348)       (1,361,348)
                                                          ---------     ------------   -------------     -------------

BALANCE, December 31, 1995                                    3,590        3,779,217      (2,897,058)          885,749

   Net loss                                                      -                -          (72,696)          (72,696)
                                                          ---------     ------------   -------------     -------------

BALANCE, December 31, 1996                                  $ 3,590     $  3,779,217   $  (2,969,754)    $     813,053
                                                          =========     ============   =============     =============


   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                   1996              1995
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $    (72,696)   $ (1,361,348)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities-
       Depreciation                                                                  142,594         176,997
       Change in deferred revenue                                                         -           (5,000)
       Loss on retirement or write-down of assets                                     14,726         186,072
       Write-down of inventory                                                            -          572,000
     Decrease (increase) in-
       Accounts receivable, net                                                      (62,334)        (25,042)
       Livestock inventory                                                           (26,098)        384,582
       Other current assets                                                            9,733           8,880
       Other assets                                                                       -           60,999
     Increase (decrease) in-
       Accounts payable and accrued liabilities                                       (7,372)        (93,541)
       Accrued interest payable                                                       11,253              -
       Borrowings from stockholders                                                   16,357          96,539
                                                                               -------------   -------------

           Net cash provided by operating activities                                  26,163           1,138
                                                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                  -          (16,046)
   Proceeds from sale of property                                                         -           17,200
                                                                               -------------   -------------

           Net cash provided by investing activities                                      -            1,154
                                                                               -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                                                        (26,163)         (9,888)
                                                                               -------------   -------------

           Net cash used in financing activities                                     (26,163)         (9,888)
                                                                               -------------   -------------

           Net decrease in cash and short-term investments                                -           (7,596)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF YEAR                                      -            7,596
                                                                               -------------   -------------

CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                                  $         -     $         -
                                                                                ============    ===========

INCOME TAXES PAID                                                               $         -     $         -
                                                                                ============    ===========

INTEREST PAID                                                                   $     34,446    $     75,240
                                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


1.   ORGANIZATION AND BUSINESS AND
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

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

The Company's inventory is located on approximately 320 acres of farmland located in Willcox, Arizona. The Company also maintains office facilities and approximately 65 acres of farmland in Folsom, Louisiana. The Company generally sells farm-raised ostriches in the normal course of business primarily to customers which are trying to build ostrich herds and also for slaughter purposes. Recent sales and marketing efforts have been concentrated in foreign breeder markets, particularly China and South America. The Company's marketing relies primarily upon word-of-mouth referrals based on its reputation in the industry. The Company is currently one of the larger ostrich breeding farms in the United States.

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

Livestock Inventory

The Company accounts for all of its livestock as inventory as the Company is currently engaged primarily in the business of acquiring, breeding and selling ostriches. While no permanent breeding stock has currently been identified, the Company anticipates the focus of its operations will change to emphasize the slaughter market within the next three years. At such time, the Company intends to identify permanent breeding stock, which would be depreciated, and account for chicks from such stock as slaughter livestock.

The Company's inventory is valued at the lower of cost (under the specific identification method) or market (including consideration of foreign breeder sales) and consists of live ostriches. During 1995, due to a significant deterioration in the ostrich market, the Company recorded a provision of approximately $572,000 for the decline in market value of ostriches in inventory. No such provision was recorded in 1996.

No costs have been deferred related to progeny from the Company's ostriches or investor owned ostriches; thus, no value has been assigned thereto in the Company's inventory. The Company manages investor-owned ostriches in return for a boarding fee. During 1996, the Company sold certain investor-owned ostriches, the proceeds of which, $65,501, were applied against boarding fees receivable from the respective investors. Also, during 1995, the Company issued 48,000 shares of stock to two investors to acquire ostriches.

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

During 1996 and 1995, the Company incurred losses related to ostrich mortality of $31,665 and $18,417, respectively.

Depreciation of Property, Plant and Equipment

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

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. There were write-offs (recoveries) of $14,023 and ($40,372) affecting bad debt expense during 1996 and 1995, respectively. Accounts receivable represent primarily amounts due for boarding fees on investor-owned birds where collection is doubtful. Net realizable value is determined based upon the value of the ostriches boarded by the respective investor.

Revenue

Revenue is recognized as ostriches are sold and delivered. The Company made foreign sales of $575,000 and $1,000,000, in 1996 and 1995, respectively. In 1995, the Company also boards investor-owned mated pairs for either a daily boarding fee or a management fee. Boarding and hauling fees are recognized as other operating revenue as due and totalled approximately $380,000 and $145,000 in 1996 and 1995, respectively. In 1995, the Company's management fee consisted of the receipt of one-half of the live chicks produced from such pairs.

This fee is recognized as income when the chicks are sold and no costs are deferred associated with the management of the pairs. In 1996, the Company discontinued most of the management contracts based on chicks produced. Management fees are currently recognized when services are rendered. Also included in other operating revenue are fees charged for veterinarian services of $40 and $112,000 in 1996 and 1995, respectively.

The Company provides no express warranty upon sales of livestock. However, in the past the Company has replaced livestock or given refunds in order to maintain its business reputation. As of December 31, 1996 and 1995, the Company determined that no allowance for future returns or refunds was necessary.

Earnings Per Share

The earnings per share calculations are based on the weighted average number of shares of common stock outstanding and common stock equivalents, unless their effect would be anti-dilutive.

2.   FINANCIAL AND OPERATING CONSIDERATIONS:

The Company has incurred substantial operating losses in 1992 through 1996. The Company has also experienced severe cash flow difficulties and has been unable to meet certain of its obligations as they have come due. Included in current liabilities are $450,104 in notes payable which are in default (see Note 5) and significant past-due accounts payable. To date, the Company has been unable to reach a sufficient operating level to meet its operating costs, and it may be unable to meet its future commitments. There is no guarantee that the Company will ultimately be able to achieve sufficient profitability in the slaughter market or that the Company will continue to be able to make sales in the breeder market. As a result, there is substantial doubt about the ability of the Company to continue as a going concern. The Company believes that its ostrich inventory could be liquidated at an amount substantially in excess of book value, if required. However, there is no guarantee that sales at such prices would be possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   PROPERTY AND EQUIPMENT:

Property and equipment consists primarily of special-use assets for the production and raising of ostriches. A summary of Company property and equipment is as follows:

                                                                  Estimated
                                                  1996          Years (Lives)
                                             -------------      -------------

Land                                         $     144,727             -
Buildings and improvements                       1,027,995          10 to 30
Equipment                                          396,687           5 to 7
Vehicles                                            60,447             5
CIP                                                 31,193             -
                                             -------------
        Total                                    1,661,049
Less:  Accumulated depreciation                   (550,383)
                                             -------------
        Net property and equipment           $   1,110,666
                                             =============

Effective December 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded a loss provision of approximately $173,000 in 1995 for the write-off and retirement of fixed assets, which was not directly associated with this adoption. In 1995, the Company also wrote off its $61,000 investment in an ostrich partnership in Africa.

In 1996, the Company decided to sell its veterinary clinic located in Willcox, Arizona. As a result, the Company recorded a write-down of $14,726 to reduce the net book value of this asset as of December 31, 1996 to the anticipated net proceeds of the sale.

4. INCOME TAXES:

The reconciliation of the Federal statutory tax rate to the effective tax rate is as follows:

                                                            1996      1995
                                                            ----      ----
Statutory tax rate                                             34%       34%
State taxes                                                     3%        3%
Benefit from NOL carryforward not recognized                  (37)%     (37)%
                                                            -----     -----
Effective tax rate                                              0%        0%
                                                            =====     =====

Cumulative deferred taxes consist of the following temporary differences at an estimated effective Federal and state tax rate of 37%:


                                                          1996            1995
                                                      ------------    ------------
Deferred tax liabilities                              $    (30,500)   $    (45,000)
                                                      ------------    ------------
Deferred tax assets:
   Net operating loss carryforward                         846,857         826,014
   Tax basis of inventory in excess of book
     basis                                                 211,640         211,640
   Tax basis of property in excess of book basis            64,106          64,106
   Less- valuation allowance                            (1,092,103)     (1,056,760)
                                                      ------------    ------------
     Deferred tax asset                                     30,500          45,000
                                                      ------------    ------------
     Total deferred taxes                             $      -        $      -
                                                      ============    ============


At December 31, 1996, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $2,289,000 which expire in 2007 through 2011.

The Company is engaged in a relatively new business and has generated losses from operations in 1992 through 1996. In addition, it is difficult to predict if and when the Company and the industry will reach sufficient size to support a slaughter market (as opposed to a breeder market) and what impact this would have on Company operations. As a result, the Company does not believe it is more likely than not it will be able to realize the NOL carryforwards through generation of future taxable income. Therefore, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

5.   NOTES PAYABLE:

A summary of outstanding notes payable at December 31, 1996 is as follows:

Private Placement Notes Payable (see description below)                             $   425,735

Note payable for equipment purchase; original balance $14,035, interest at 13.2%
   per annum, payable in monthly installments of principal and
   interest through April 1, 1996 secured by the equipment purchased (past due)           7,636

Note payable for purchase and refurbishment of veterinary clinic; original balance $36,000, interest at 8% per annum; payable in monthly installments of
principal and interest.  No specified maturity date                                      16,733
                                                                                    -----------

Total notes payable                                                                 $   430,104
                                                                                    ===========


In late 1991, the Company commenced a private placement to accredited investors which offered to sell up to 80 units at $5,000 per unit. In early 1992 an additional private placement of 10 units was offered to one of the investors in the previous private placement on terms identical to the previous private placement. The Company received total subscriptions for 90 units ($450,000) upon completion of these offerings. Each unit consisted of 5,555 shares of common stock and a promissory note for $5,000 with interest thereon at 10% per annum commencing at the closing. Interest is payable semi-annually. Of the proceeds of the offering, $0.075 per share was attributed to the stock based upon management's estimate of fair value, and the remainder was attributed to the notes payable. The $37,505 discount on the notes payable resulting from the portion of the proceeds allocated to the sale of stock has been fully amortized.

The principal portion of the notes was due upon the earlier of December 1, 1995 or receipt of sufficient proceeds by the Company under contracts for the sale of ostrich livestock anticipated to be fulfilled commencing July 1, 1992 (such determination to be made in the reasonable judgment of the Company's Board of Directors). As of December 31, 1996, principal payments had been made on only a small portion of these notes. As a result, the Company is in default on these notes. Holders of $40,000 of these notes have filed suit against the Company for collection (see Note 9).

In January 1997, the Company obtained a $150,000 line of credit which matures on January 9, 1998, bears interest at 9%, and is secured by the Folsom property which is owned by a major stockholder and the personal guarantees of two major stockholders.

6. TRANSACTIONS WITH RELATED PARTIES:

In July 1993, the Company entered into a note receivable for $42,500 with a significant stockholder. The note bears interest at 8% per annum, and has no specified maturity date.

In April 1995, another stockholder loaned the Company an additional $25,000. This amount is due on demand and is non-interest bearing.

Compensation paid to significant stockholders and officers was $17,885 and $74,808 during 1996 and 1995, respectively. No bonuses were paid in 1996 and 1995. Compensation paid to employees who are related to significant stockholders was $28,290 and $44,597 during 1996 and 1995, respectively.

The Company leases certain property in Folsom, Louisiana, from a major stockholder, on which a portion of the Company's operations is located. The lease is annually renewable and cancellable by the Company and stockholder. Total rent paid in each of 1996 and 1995 was $8,400.

Advances from stockholders primarily consist of Company expenses paid by two major stockholders. These advances are non-interest bearing with no specified maturity date.

7. INCENTIVE STOCK OPTION PLAN:

During February, 1992 the Company adopted the 1992 Incentive Stock Option Plan (the "Plan") under which 200,000 shares of common stock have been reserved for issuance to employees of the Company. The exercise price of any stock option granted under the Plan to an eligible employee will be equal to the fair market value of the shares on the date of grant and with respect to persons owning more than 10% of the outstanding common stock, the exercise price will not be less than 110% of the fair market value of the shares. On May 28, 1994, the Company granted a total of 82,000 of such options to 13 of its key employees at $1.25 per share. None of these options were issued to Mr. Clemens (Vice President) or Dr. Wade (President). On January 16, 1995, the Company granted an additional 99,500 options to 13 of its key employees, including 20,000 options to both Dr. Wade and Mr. Clemens, at $0.75 per share. The 40,000 options issued to Dr. Wade and Mr. Clemens expire in January, 2000. The remaining 59,500 options expire in January, 2005.

A summary of the status of the Plan as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                       1996                     1995
                                             -------------------------   ---------------------
                                                          Weighted                    Weighted
                                                          Average                     Average
                                                          Exercise                    Exercise
                                             Shares        Price         Shares        Price
                                             ------     -----------     ---------    ---------
Outstanding at beginning of year             138,500        $  .89         82,000       $ 1.25
Granted                                           -           -            99,500          .75
Exercised                                         -           -                -          -
Forfeited                                    (24,000)          .75        (43,000)        1.25
                                            --------    ----------      ---------   ----------

Outstanding at end of year                   114,500        $  .92        138,500       $  .89
                                            ========        ======      =========       ======

Options exercisable at year end              114,500        $  .92        138,500       $  .89
                                            ========        ======      =========       ======

Weighted average fair value of
   options granted during the year            $ -                         $ .56
                                              ====                        =====


The Company applies APB Opinion 25 in accounting for its Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan made in 1995 consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1996         1995
                                                     ---------    -----------

Net loss as reported pro forma                       $(77,797)    $(1,366,235)
                                                     ========     ===========

Loss per share as reported pro forma                   $(.02)         $(.38)
                                                       =====          =====

For purposes of the above computation, compensation cost was estimated using the Black-Scholes model with the following assumptions for 1995: no dividend yield; on expected life of 5 to 10 years; expected volatility of 235.95 percent; and risk-free interest rate of 5.58 percent.

8. STOCKHOLDER'S EQUITY:

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

In 1997, the Company issued 17,000 shares of stock in exchange for legal services.

9. COMMITMENTS AND CONTINGENCIES:

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