Form 10QSB
period 1996-03-31
PACESETTER OSTRICH FARM INC
filed 1998-03-23
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                           Commission File No. 1-11282

                        PACESETTER OSTRICH FARM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     72-1186845
------------------------------------         -----------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana                    70437
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                               (504) 796-5806
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _____ No __X__

                      APPLICABLE ONLY TO USERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes _____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,590,244 shares of Common Stock at April 7, 1996.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - March 31, 1996 and March 31, 1995

Statement of Operations - Three Months Ended March 31, 1995 and Three Months Ended March 31, 1996

Statements of Cash Flows - Three Months Ended March 31, 1996 and Three Months Ended March 31, 1995

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                            March 31,
                                                                          (unaudited)         December 31,
                                                                              1996               1995
                                                                              ----               ----
CURRENT ASSETS:
  Cash and short term investments                                             $ 1,610
  Accounts receivable (net of allowance of $30,267 at
   March 31, 1996 and December 31, 1995)                                      105,912             67,187
  Livestock inventory                                                         344,477            344,677
  Other current assets                                                                             9,733
                                                                         ------------       ------------
          Total current assets                                                451,999            421,597

PROPERTY, PLANT, AND EQUIPMENT, net                                         1,234,305          1,267,986

NOTE RECEIVABLE FROM STOCKHOLDER                                               42,500             42,500

OTHER ASSETS                                                                    3,173              3,173
                                                                         ------------       ------------
                                                                           $1,731,977         $1,735,256
                                                                         ============        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $ 223,184          $ 220,280
  Notes payable                                                               476,267            476,267
  Accrued interest
  Advances from stockholders                                                  152,960            152,960
                                                                         ------------       ------------
          Total current liabilities                                           852,411            849,507



STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,590,244 issued and outstanding as of
   March 31, 1996 and December 31, 1995, respectively                           3,590              3,590
  Additional paid-in-capital                                                3,779,217          3,779,217
  Retained earnings (deficit)                                              (2,903,241)        (2,897,058)
                                                                         ------------       ------------
                                                                              879,566            885,749
                                                                         ------------       ------------
                                                                          $ 1,731,977        $ 1,735,256
                                                                         ============        ===========


   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                      1995                 1996
                                                                      -----                ----

SALES                                                                 $ 208,040          $ 114,099

COST OF SALES                                                            59,714                200
                                                                 --------------     --------------
         Gross profit                                                   148,326            113,899




OPERATING EXPENSES:
  Operating                                                              227,883           116,230
  General and administrative                                              35,362             9,816
                                                                  --------------    --------------
  Operating Income (loss)                                               (114,919)          (12,147)


OTHER INCOME (EXPENSES):
  Interest                                                               (13,008)          (13,026)
  Other                                                                    3,838            18,990
                                                                  --------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES                                       (124,089)           (6,183)

INCOME TAX (EXPENSE) BENEFIT                                                  --                --
                                                                  --------------    --------------
          Net income (loss)                                           $ (124,089)        $ ( 6,183)
                                                                  ==============    ==============


NET INCOME (LOSS) PER SHARE                                              $ (0.04)           $ (.00)
                                                                  ==============    ==============

AVERAGE COMMON SHARES OUTSTANDING                                      3,542,224         3,590,244
                                                                  ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                                1996           1995
                                                                                ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                  $    (6,183)   $   (497,027)
       Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
         Depreciation                                                          35,648         128,277
         Amortization                                                              --           2,214
         Change in deferred revenue                                                --         895,000
         Gain (Loss) on sale of assets                                             --              --
         Decrease (increase) in :
           Accounts receivable, net                                           (38,725)       (921,850)
           Livestock Inventory                                                    200          74,049
           Deposit                                                                 --              --
           Prepaid assets                                                       9,733              --
           Other current assets                                                                    --
         Increase (decrease) in -
           Accounts payable and accrued liabilities                             2,904         372,022
           Accrued interest payable                                                --         (11,750)
           Borrowings from stockholders                                            --          20,578
           Deferred revenue                                                        --              --
                                                                         ------------    ------------
             Net cash provided (used) by operating activities                   3,577          61,513

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant, and equipment                          ( 1,967)        (12,073)
                                                                         ------------    ------------
             Net cash used by investing activities                            ( 1,967)        (12,073)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from note payable                                              --              --
       Net proceeds from sale of asset
       Offering costs                                                              --              --
       Repayment of notes payable                                                  --          (2,234)
                                                                         ------------    ------------
             Net cash provided (used) by financing activities                      --          (2,234)

             Net increase (decrease) in cash                                    1,610          47,206
     CASH AND SHORT-TERM                                                 ------------    ------------
     INVESTMENTS AT BEGINNING OF PERIOD                                            --           7,596
     CASH AND SHORT-TERM
     INVESTMENTS AT END OF PERIOD                                        $      1,610    $     54,802
                                                                         ============    ============
     INCOME TAXES PAID                                                   $         --    $         --
                                                                         ============    ============
     INTEREST PAID                                                       $         --    $     34,976
                                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.

                          Pacesetter Ostrich Farm, Inc.

                          Notes To Financial Statements
                                   (unaudited)



1. Basis of Presentation:

The financial information included herein reflects all adjustments which are in the opinion of management, necessary for a fair statement of results for the periods. All such adjustments, in the opinion of management, are of normal recurring nature.

The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2. Property, Plant, and Equipment:

Property, plant, and equipment consist primarily of special-use assets for the production and raising of ostriches. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                              Estimated Years      March 31,       December 31,
                                  (Lives)            1996             1995

 Land                                --          $   144,727       $   144,727
 Buildings and Improvements       10 to 30         1,050,592         1,050,592
 Equipment                         5 to 7            396,687           396,687
 Vehicles                             5               60,447            60,447
 Construction in Progress                             31,193            31,193
                                                   ---------         ---------
                                                 $ 1,683,646       $ 1,683,646

 Accumulated Depreciation                           (449,341)         (415,064)
                                                  ----------        ----------
                                                 $ 1,234,305       $ 1,267,986
                                                  ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.


Results of Operations

         For the calendar quarter ended March 31, 1996, sales decreased by $93,941 from $208,040 for the quarter ended March 31, 1995 to $114,099 for the quarter ended March 31, 1996. The decrease in revenues during this period was attributable to sales of a greater mix of younger farm raised birds as compared to the same quarter in the prior year as well as generally lower prices in the marketplace compared to a year ago.

         Cost of sales as a percentage of sales decreased from 29% for the quarter ended March 31, 1995, to 0.2% for the quarter ended March 31, 1996. The decrease in cost of sales as a percentage of sales from the prior year's quarter was attributable to current sales being derived mostly from farm-raised chicks which have limited cost basis than in the prior year. There were no write-offs for mortality for the quarter ended March 31, 1995 and 1996. The Company's gross profit decreased by $34,427, or 23%, from $148,326 for the quarter ended March 31, 1995 to $113,899 for the quarter ended March 31, 1996 as a result of lower ostrich sales at higher profit margins as described above.

         Operating expenses decreased from $227,883 for the quarter ended March 31, 1995 to $116,230 for the quarter ended March 31, 1996 representing a decrease of $116,653 or 49% due to various measures taken by the Company to reduce operating costs in consideration of the net operating losses experienced in the past several years. General and administrative expenses decreased substantially from $35,362 for the quarter ended March 31, 1995 to $9,816 for the quarter ended March 31, 1996 mostly due to the re-allocation of Company personnel, decreases in advertising and promotional expenses, and voluntary reductions in salaries of the Company's senior management.

         The Company incurred a net loss of $6,183 or $0.00 per share for the quarter ended March 31, 1996 compared to a net loss of $124,089 or $0.04 per share for the same quarter a year ago. The net loss for 1996 was reduced from the year ago figure mostly due to the various cost reduction efforts described above, as well as the general reduction in the amount of expansion occurring at the Willcox, Arizona breeding facility.

Liquidity and Capital Resources

         The Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. Although the Company signed a significant ostrich delivery contract in 1995, there is no guarantee that the contract deliveries will be completed or that the contract will be profitable. As a result, there can be no assurances that the Company will continue as a going concern. In absence of the contract, the Company believes that its ostrich inventory could be liquidated at an amount substantially in excess of book value, if required. However, there is no guarantee that sales at such prices would be possible.

         Net cash provided by operating activities was $61,513 for the quarter ended March 31, 1995 compared to $3,577 for the quarter ended March 31, 1996 mostly as a result of the change in deferred revenues and accounts payable from the quarter ended March 31, 1995. Cash used by investing activities decreased from $12,073 to $1,967 reflecting the substantial decrease in expansion at the Willcox, Arizona facility. Net cash provided/used by financing activities changed slightly from cash used of $2,234 for the quarter ended March 31, 1995 compared to cash provided of $0 for the quarter ended March 31, 1996, reflecting small reductions in notes payables in the prior year's quarter. Cash and short term investments for the Company decreased from $54,802 at March 31, 1995 to $1,610 at March 31, 1996 reflecting the differences described above.

         The value of ostrich progeny produced by the Company's proprietary ostriches or derived by the Company as a result of the management of non-proprietary ostriches has not been reflected in the Company's financial statements, nor has the appreciation in value of ostrich chicks and yearlings acquired by the Company. In addition, no related costs associated with the maintenance of progeny from the Company's ostriches or independent owned ostriches have been assigned to inventory.

         As of March 31, 1995, the Company held proprietary livestock with an original cost of $344,477, which management estimates to have a current fair market value in excess of original cost, not including any market value assigned to owned and/or the Company's share of managed eggs and chicks. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

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


 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    SIGNATURE
                                    ---------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of March, 1998.

                                       PACESETTER OSTRICH FARM, INC.



                                       By:S/S Walter Reid Green, Jr.
                                          ------------------------------------
                                              Walter Reid Green, Jr.
                                              Financial and Accounting Officer