Form 10QSB
period 1996-06-30
PACESETTER OSTRICH FARM INC
filed 1998-03-23
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                           Commission File No. 1-11282

                        PACESETTER OSTRICH FARM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     72-1186845
---------------------------------                 ------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana                      70437
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

                                Yes _____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,542,224 shares of Common Stock at August 11, 1996.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - June 30, 1996 and December 31, 1995

Statement of Operations - Three Months Ended June 30, 1995, and Three Months Ended June 30, 1996; Six Months Ended June 30, 1995, and Six Months Ended June 30, 1996

Statements of Cash Flows - Six Months Ended June 30, 1996 and Six Months Ended June 30, 1995

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                                    PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                             June 30,
                                                                           (unaudited)          December 31,
                                                                              1996                 1995
                                                                              ----                 ----
CURRENT ASSETS:
  Cash and short term investments                                             $     343
  Accounts receivable (net of allowance of $30,267 at
   June 30, 1996 and December 31, 1995)                                         165,199              67,187
  Livestock inventory                                                           333,194             344,677
  Other current assets                                                                                9,733
                                                                           ------------        ------------
          Total current assets                                                  498,736             421,597

PROPERTY, PLANT, AND EQUIPMENT, net                                           1,200,624           1,267,986

NOTE RECEIVABLE FROM STOCKHOLDER                                                 42,500              42,500

OTHER ASSETS                                                                      3,173               3,173
                                                                           ------------        ------------

                                                                             $1,745,033          $1,735,256
                                                                           ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                   $  223,346          $  220,280
  Notes payable                                                                 476,267             476,267
  Accrued interest
  Advances from stockholders                                                    152,960             152,960
                                                                           ------------        ------------
          Total current liabilities                                             852,573             849,507






STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,590,244 issued and outstanding as of
   June 30, 1996 and December 31, 1995, respectively                              3,590               3,590
  Additional paid-in-capital                                                  3,779,217           3,779,217
  Retained earnings (deficit)                                                (2,890,347)         (2,897,058)
                                                                           ------------        ------------
                                                                                892,460             885,749
                                                                           ------------        ------------
                                                                            $ 1,745,033         $ 1,735,256
                                                                           ============        ============

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                            June 30,
                                                         1995             1996            1995                 1996
                                                         ----             ----            ----                 ----
SALES                                                 $ 165,348         $ 172,342        $ 373,388           $ 286,441

COST OF SALES                                            51,978            11,283          111,692              11,483
                                              -----------------    --------------  ---------------      --------------
          Gross profit                                  113,370           161,059          261,696             274,958

OPERATING EXPENSES:
  Operating                                             209,644           140,318          482,278             256,548
  General and administrative                             49,959            15,589           85,321              25,405
                                              -----------------    --------------  ---------------      --------------
  Operating Income (loss)                               146,233             5,152         (305,903)            ( 6,995)

OTHER INCOME (EXPENSES):
  Interest                                              (11,689)          (11,250)         (24,697)            (24,276)
  Other                                                   4,964            18,992            8,802              37,982
                                              -----------------    --------------  ---------------      --------------
INCOME (LOSS) BEFORE INCOME TAXES                      (152,958)           12,894         (321,798)              6,711

INCOME TAX (EXPENSE) BENEFIT                                 --                --               --                  --
                                              -----------------    --------------  ---------------      --------------
          Net income (loss)                          $ (152,958)         $ 12,894       $ (321,798)            $ 6,711
                                              =================    ==============  ===============      ==============

NET INCOME (LOSS) PER SHARE                              $(0.04)              .00          $ (0.09)              $ .00
                                              =================    ==============  ===============      ==============

AVERAGE COMMON SHARES OUTSTANDING                     3,542,224         3,590,224        3,542,224           3,590,224
                                              =================    ==============  ===============      ==============


   The accompanying notes are an integral part of these financial statements.

                     PACESETTER OSTRICH FARM, INC.
                       STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                                        Six Months Ended
                                                                             June 30,
                                                                       1996           1995
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                            $       6,711  $    (373,388)
  Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation                                                      71,296         89,853
    Amortization                                                      24,750             --
    Change in deferred revenue                                            --          5,000
    Gain (Loss) on sale of assets                                      5,799             --
    Decrease (increase) in :
      Accounts receivable, net                                      ( 98,012)        21,850
      Livestock Inventory                                             11,483         79,940
      Deposit                                                             --             --
      Prepaid assets                                                      --             --
      Other current assets                                                --             --
      Other assets                                                        --             --
    Increase (decrease) in -
      Accounts payable and accrued liabilities                         3,066        230,881
      Accrued interest payable                                       (11,250)            --
      Borrowings from stockholders                                        --         18,700
      Deferred revenue                                                    --             --
                                                                ------------   ------------
        Net cash provided (used) by operating activities                 343         72,836

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                           --        (12,073)
                                                                ------------   ------------
        Net cash used by investing activities                             --        (12,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from note payable                                          --             --
  Net proceeds from exercise of overallotment
  Offering costs                                                          --             --
  Repayment of notes payable                                              --           (586)
                                                                ------------   ------------
        Net cash provided (used) by financing activities                  --           (586)

        Net increase (decrease) in cash                                  343         60,177
CASH AND SHORT-TERM                                             ------------   ------------
INVESTMENTS AT BEGINNING OF PERIOD                                        --          7,596
CASH AND SHORT-TERM
INVESTMENTS AT END OF PERIOD                                    $        343    $     4,542
                                                                ============    ===========
INCOME TAXES PAID                                               $         --    $        --
                                                                ============    ===========
INTEREST PAID                                                   $         --    $    22,939
                                                                ============    ===========


   The accompanying notes are an integral part of these financial statements.

                          Pacesetter Ostrich Farm, Inc.

                          Notes To Financial Statements
                                   (unaudited)



1. Basis of Presentation:
   ---------------------

The financial information included herein reflects all adjustments which are in the opinion of management, necessary for a fair statement of results for the periods. All such adjustments, in the opinion of management, are of normal recurring nature.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2. Property, Plant, and Equipment:
   ------------------------------

Property, plant, and equipment consist primarily of special-use assets for the production and raising of ostriches. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                               Estimated Years        June 30,     December 31,
                                   (Lives)             1996           1995

Land                                  --          $   144,727       $   144,727
Buildings and Improvements         10 to 30         1,050,592         1,050,592
Equipment                           5 to 7            396,687           396,687
Vehicles                               5               60,447            60,447
Construction in Progress                               31,193            31,193
                                                  -----------       -----------
                                                  $ 1,683,646       $ 1,683,646

Accumulated Depreciation                             (483,022)         (415,064)
                                                  -----------       -----------
                                                  $ 1,200,624       $ 1,267,986
                                                  ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.


Results of Operations

         For the calendar quarter ended June 30, 1996, sales increased by $6,994 from $165,348 for the quarter ended June 30, 1995 to $172,342 for the quarter ended June 30, 1996. Sales decreased from $373,388 for the six months ended June 30, 1995, to $286,441 for the six months ended June 30, 1996. The overall decrease in sales reflects lower sales prices of birds than in the same period in the prior year.

         Cost of sales as a percentage of sales decreased by $40,695, or 78%, from $51,978 for the quarter ended June 30, 1995, to $11,283 for the quarter ended June 30, 1996. For the six months ended June 30, 1995 and 1996, cost of sales decreased by 90% from $111,692 to $11,483, respectively. The decrease in cost of sales as a percentage of sales from the prior year's quarter was attributable to a greater proportion of total sales being derived from farm-raised chicks which have limited cost basis. There were no charges for ostrich mortality included in cost of sales for the quarters ended June 30, 1995,and 1996. The decrease in mortality reflects the substantial decrease in the number of birds acquired and physically transported compared to a year ago, as well as the implementation of additional internal procedures as a means of reducing the incidence of mortality as compared to prior year. The Company's gross profit increased from $113,370 for the quarter ended June 30, 1995 to $161,059, or 43%, for the quarter ended June 30, 1996, representing an increase of $47,689. For the six months ended June 30, 1995 and 1996, gross profit increased by 5% from $261,696 to $274,958 respectively. Such increases are a result of slightly increased ostrich sales at higher profit margins as described above.

         Operating expenses decreased from $209,644 for the quarter ended June 30, 1995 to $140,318 for the quarter ended June 30, 1996 representing a decrease of $69,326 or 33% due to various measures taken by the Company to reduce operating costs in consideration of the net operating losses experienced in the past several years. General and administrative expenses decreased substantially from $49,959 for the quarter ended June 30, 1995 to $15,589 for the quarter ended June 30, 1996 mostly due to the decreases in advertising and promotional expenses, and voluntary reductions in salaries of the Company's senior management.

         The Company incurred a net profit of $12,894 or $0.00 per share for the quarter ended June 30, 1996 compared to a net loss of $152,958 or $0.04 per share for the same quarter a year ago. The company incurred a net profit of $6,711 for the six months ended June 30, 1996, compared to a net loss of $321,798 for the six months ended June 30, 1995. The improvement in results of operations from the prior periods was mostly due to the various cost reduction efforts described above, as well as the general reduction in the amount of expansion occurring at the Willcox, Arizona breeding facility. In addition, the Company sold mostly farm-raised chicks with very limited cost basis in the current year than in the same periods a year ago.

Liquidity and Capital Resources

         The Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. As a result, there can be no assurances that the Company will continue as a going concern. The Company believes that its ostrich inventory could be liquidated at an amount in excess of book value, if required. However, there is no guarantee that sales at such prices would be possible.

         Net cash provided by operating activities was $72,836 for the six months ended June 30, 1995 compared to $5,456 for the six months ended June 30, 1996 mostly as a result of the increase in accounts receivable in the six months ended June 30, 1996. Cash used by investing activities decreased from $12,073 to $0 for the six months ended June 30, 1995 and 1996, respectively, mostly due to the decrease in expansion at the Willcox, Arizona facility compared to the prior year. Cash and short term investments for the Company decreased from $4,542 at June 30, 1994 to $343 at June 30, 1995 reflecting the limited cash flow during the six months ended June 30, 1996.

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

         As of June 30, 1996, the Company held proprietary livestock with an original cost of $333,194, which management estimates to have a current fair market value in excess of book cost. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

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


                                                 PACESETTER OSTRICH FARM, INC.



                                                 By:S/S Walter R. Green, Jr.
                                                    ----------------------------
                                                        Walter R. Green, Jr.
                                                        Chief Financial &
                                                        Accounting Officer