Form 10QSB
period 1997-09-30
PACESETTER OSTRICH FARM INC
filed 1998-03-27
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                           Commission File No. 1-11282

                        PACESETTER OSTRICH FARM, INC.
                        -----------------------------
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                               72-1186845
            --------                               ----------
  (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)                Identification No.)


10135 HEREFORD ROAD, FOLSOM, LOUISIANA                    70437
---------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

                               (504) 796-5806
                               --------------
                (Issuer's Telephone Number, Including Area Code)

---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X___ No _____

                      APPLICABLE ONLY TO USERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes _____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,542,224 shares of Common Stock at October 18, 1996.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - September 30, 1996 and December 31, 1995

Statement of Operations - Three Months Ended September 30, 1995, and Three Months Ended September 30, 1996; Nine Months Ended September 30, 1995, and Nine Months Ended September 30, 1996

Statements of Cash Flows - Nine Months Ended September 30, 1996 and Nine Months Ended September 30, 1995

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                          September 30,  December 31,
                                                                           (unaudited)
                                                                              1996            1995
                                                                              ----            ----

CURRENT ASSETS:
  Cash and short term investments                                          $   32,696
  Accounts receivable (net of allowance of $30,267 at
   September 30, 1996 and December 31, 1995)                                  243,204           67,187
  Livestock inventory                                                         261,801          344,677
  Other current assets                                                                           9,733
                                                                           ------------    ------------
          Total current assets                                                537,701          421,597

PROPERTY, PLANT, AND EQUIPMENT, net                                         1,144,346        1,267,986

NOTE RECEIVABLE FROM STOCKHOLDER                                               42,500           42,500

OTHER ASSETS                                                                    3,173            3,173
                                                                           ------------    ------------

                                                                           $1,727,720       $1,735,256
                                                                           ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                 $  214,507       $  220,280
  Notes payable                                                               476,267          476,267
  Accrued interest
  Advances from stockholders                                                  169,317          152,960
                                                                           ------------    ------------
          Total current liabilities                                           860,091          849,507




STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 10,000,000
shares authorized, 3,590,244 and 3,542,224
shares issued and outstanding as of
September 30, 1996 and December 31, 1995,
respectively                                                                    3,590            3,590
  Additional paid-in-capital                                                3,779,217        3,779,217
  Retained earnings (deficit)                                              (2,915,178)      (2,897,058)
                                                                           ------------    ------------
                                                                              867,629          885,749
                                                                           ------------    ------------
                                                                           $1,727,720       $1,735,256
                                                                           ============    ============

                 The accompanying notes are an integral part of
                          these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                       September 30,
                                                           1995             1996            1995                1996
                                                           ----             ----            ----                ----
SALES                                                   $ 51,717        $ 324,305        $ 425,105           $ 610,746

COST OF SALES                                              4,609          125,552          116,301             137,035
                                                     --------------   -------------- ---------------      --------------
          Gross profit                                    47,108          198,753          308,804             473,711

OPERATING EXPENSES:
  Operating                                              185,892          217,625          668,170             474,173
  General and administrative                              26,236           10,727          111,557              36,132
                                                    --------------   --------------  --------------       --------------
  Operating Income (loss)                               (165,020)         (29,599)        (470,923)            (36,594)

OTHER INCOME (EXPENSES):
  Interest                                               (12,037)         (14,225)         (36,734)            (38,501)
  Other                                                    1,828           18,993           10,630              56,975
                                                    --------------   --------------  --------------       --------------
INCOME (LOSS) BEFORE INCOME TAXES                       (175,229)         (24,831)        (497,027)            (18,120)

INCOME TAX (EXPENSE) BENEFIT                              --               --                 --                  --
                                                    --------------   --------------  --------------       --------------
          Net income (loss)                           $ (175,229)       $ (24,831)      $ (497,027)          $ (18,120)
                                                    ==============   ==============  ==============       ==============


NET INCOME (LOSS) PER SHARE                            $ (0.05)         $ (0.01)         $ (0.14)             $ (0.01)
                                                    ==============   ==============  ==============       ==============

AVERAGE COMMON SHARES OUTSTANDING                      3,542,224        3,590,244        3,542,224           3,590,244
                                                    ==============   ==============  ==============       ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                        1996           1995
                                                                        ----           ----

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                        $     (18,120)  $    (497,027)
       Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
         Depreciation                                                 106,944         128,277
         Amortization                                                     --            2,214
         Change in deferred revenue                                       --          895,000
         Gain (Loss) on sale of assets                                 16,696            --
         Decrease (increase) in :
           Accounts receivable, net                                  (176,017)       (921,850)
           Livestock Inventory                                         82,876          74,049
           Deposit                                                        --             --
           Prepaid assets                                                 --             --
           Other current assets                                         9,733            --
           Other assets                                                   --             --
         Increase (decrease) in -
           Accounts payable and accrued liabilities                    (5,773)        372,022
           Accrued interest payable                                       --          (11,750)
           Borrowings from stockholders                                16,357          20,578
           Deferred revenue                                               --             --
                                                                    ------------   ------------
             Net cash provided (used) by operating activities          32,696          61,513

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant, and equipment                      --          (12,073)
                                                                    ------------   ------------
             Net cash used by investing activities                        --          (12,073)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from note payable                                     --             --
       Net proceeds from exercise of overallotment
       Offering costs                                                     --             --
       Repayment of notes payable                                         --           (2,234)
                                                                    ------------    ------------
             Net cash provided (used) by financing activities             --           (2,234)

             Net increase (decrease) in cash                           32,696          47,206
     CASH AND SHORT-TERM                                            ------------   ------------
     INVESTMENTS AT BEGINNING OF PERIOD                                   --            7,596
     CASH AND SHORT-TERM
     INVESTMENTS AT END OF PERIOD                               $      32,696     $    54,802
                                                                    ============   ============
     INCOME TAXES PAID                                          $        --       $        --
                                                                    ============   ============
     INTEREST PAID                                              $        --       $    34,976
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

         The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


         2. PROPERTY, PLANT, AND EQUIPMENT:

         Property, plant, and equipment consist primarily of special-use assets for the production and raising of ostriches. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:

                                                 Estimated Years         September 30, 1996               December 31, 1995
                                                     (Lives)

      Land                                              --                   $   144,727                       $   144,727
      Buildings and Improvements
                                                     10 to 30                  1,027,995                         1,050,592
      Equipment                                       5 to 7                     396,687                           396,687
      Vehicles                                          5                         60,447                            60,447
      Construction
      in Progress                                                                 31,193                            31,193
                                                                               ---------                         ---------
                                                                             $ 1,661,049                       $ 1,683,646

      Accumulated Depreciation
                                                                                (516,703)                        (415,660)
                                                                              ----------                        ----------
                                                                             $ 1,144,346                       $ 1,267,986
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


         RESULTS OF OPERATIONS

                  For the calendar quarter ended September 30, 1996, sales increased by $272,588 from $51,717 for the quarter ended September 30, 1995 to $324,305 for the quarter ended September 30, 1996. The increase in revenues during this period was attributable mostly to increases in international sales of birds as compared to the same quarter in the prior year.

                  Cost of sales as a percentage of sales increased from 9% for the quarter ended September 30, 1995, to 39% for the quarter ended September 30, 1996. This increase in cost of sales as a percentage of sales was attributable to a portion of the Company's international sales being derived from adult birds having a higher inventory cost basis which was recorded in prior years. There were no charges for ostrich mortality included in cost of sales for the quarter ended September 30, 1996, and 1995, respectively. The decrease in mortality reflects the decrease in the number of birds acquired and physically transported compared to a year ago, as well as the implementation of additional internal procedures as a means of reducing the incidence of mortality. The Company's gross profit increased from $47,108 for the quarter ended September 30, 1995 to $198,753 for the quarter ended September 30, 1996, representing an increase of $151,645 as a result of its international sales described above.

                  Operating expenses increased from $185,892 for the quarter ended September 30, 1995 to $217,625 for the quarter ended September 30, 1996 representing an increase of $31,733 or 17% due to costs in conjunction with its international shipments of live birds compared to the same period a year ago. General and administrative expenses decreased from $26,236 for the quarter ended September 30, 1995 to $15,509 for the quarter ended September 30, 1996 mostly due to the continued voluntary reductions in salaries of the Company's senior management.

                  The Company incurred a net loss of $24,831 or $0.01 per share for the quarter ended September 30, 1996 compared to a net loss of $175,229 or $0.05 per share for the quarter ended September 30, 1995. The net loss for the quarter ended September 30, 1996 was reduced from the prior year due not only to the Company's international sales, but also to the continued voluntary reduction in general and administrative costs.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. The Company signed a significant ostrich delivery contract in 1995 and received approximately $1 million in October 1995. Since that time, the Company has operated on a combination of both international and domestic sales. Although international sales have represented a higher return than domestic sales, there are no assurances that such shipments will be completed or that the contract will be profitable. As a result, there can be no assurances that the Company will continue as a going concern. In absence of such shipments, the Company believes that its ostrich inventory could be liquidated at an amount in excess of book value, if required. However, there is no guarantee that sales at such prices would be possible or as to the timeliness of such liquidation.

                  Net cash provided by operating activities was $61,513 for the nine months ended September 30, 1995 compared to $32,696 for the nine months ended September 30, 1996 mostly as a result of the increases in accounts payable in the nine months ended September 30, 1995 compared to a slight decrease in accounts payable in the nine months ended September 30, 1996. Cash used by investing activities decreased from $12,073 to $0 for the nine months ended September 30, 1995 and 1996, respectively, due to the elimination of expansion at the Willcox, Arizona facility compared to the prior year. Net cash used by financing activities decreased from cash used of $2,234 for the nine months ended September 30, 1995 compared to $0 for nine months ended September 30, 1996, reflecting repayments of notes payable in 1995 that did not exist in 1996. Cash and short term investments for the Company decreased from $54,802 at September 30, 1995 to $32,696 at September 30, 1996
         reflecting the receipt of cash near the end of the prior year's third quarter which was not paid out until early in the prior year's fourth quarter.

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

         As of September 30, 1996, the Company held proprietary livestock with a cost basis of $261,801, which management estimates to have a current fair market value in excess of cost. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

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


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    SIGNATURE


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of March, 1998.

                                              PACESETTER OSTRICH FARM, INC.

                                              By: /s/ WALTER REID GREEN,JR.
                                                  -------------------------
                                                      Walter R. Green, Jr.
                                                      Chief Financial &
                                                      Accounting Officer