Form 10QSB
period 1997-03-31
PACESETTER OSTRICH FARM INC
filed 1998-04-09
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                           Commission File No. 1-11282

                        PACESETTER OSTRICH FARM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     72-1186845
-----------------------------------            ---------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana                    70437
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


                               (504) 796-5806
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                                Yes _____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,665,244 shares of Common Stock at April 7, 1997.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - March 31, 1997 and December 31, 1996

Statement of Operations - Three Months Ended March 31, 1996 and Three Months Ended March 31, 1997

Statements of Cash Flows - Three Months Ended March 31, 1997 and Three Months Ended March 31, 1996

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                             March 31,
                                                                                           (unaudited)       December 31,
                                                                                              1997              1996
                                                                                              ----              ----
CURRENT ASSETS:
  Cash and short term investments                                                           $   19,193
  Accounts receivable (net of allowance of $39,921 at
   March 31, 1997 and  December 31, 1996)                                                       32,930           129,521
  Livestock inventory                                                                          460,176           370,775

                                                                                          ------------      ------------
          Total current assets                                                                 512,299           500,296

PROPERTY, PLANT, AND EQUIPMENT, net                                                          1,076,241         1,110,666

NOTE RECEIVABLE FROM STOCKHOLDER                                                                42,500            42,500

OTHER ASSETS                                                                                     6,273             3,173
                                                                                          ------------      ------------

                                                                                           $ 1,637,312       $ 1,656,635
                                                                                          ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                 $   275,900            212,908
  Notes payable                                                                                449,371            450,104
  Accrued interest                                                                              11,253             11,253
  Advances from stockholders                                                                   169,630            169,317
                                                                                          ------------      -------------
          Total current liabilities                                                            906,154            843,582



STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,665,244  and 3,590,244 issued and outstanding as of
   March 31, 1997 and December 31, 1996, respectively                                            3,665             3,590
  Additional paid-in-capital                                                                 3,801,642         3,779,217
  Retained earnings (deficit)                                                               (3,074,149)       (2,969,754)
                                                                                          ------------      ------------
                                                                                               731,158           813,053
                                                                                          ------------      ------------
                                                                                          $  1,637,312       $ 1,656,635
                                                                                          ============      ============

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                           1996                   1997
                                                                                           -----                  ----

SALES                                                                                    $    114,099      $     161,445

COST OF SALES                                                                                     200             17,842
                                                                                       --------------     --------------
          Gross profit                                                                        113,899            143,603



OPERATING EXPENSES:
  Operating                                                                                   116,230            209,513
  General and administrative                                                                    9,816             32,787
                                                                                       --------------     --------------
  Operating Income (loss)                                                                     (12,147)           (98,697)

OTHER INCOME (EXPENSES):
  Interest                                                                                    (13,026)            (5,698)
  Other                                                                                        18,990                 --
                                                                                       --------------     --------------
INCOME (LOSS) BEFORE INCOME TAXES                                                              (6,183)          (104,395)


INCOME TAX (EXPENSE) BENEFIT                                                                       --                 --
                                                                                       --------------     --------------
          Net income (loss)                                                              $     (6,183)     $    (104,395)
                                                                                       ==============     ==============


NET INCOME (LOSS) PER SHARE                                                              $       (.00)     $        (.03)
                                                                                       ==============     ==============

AVERAGE COMMON SHARES OUTSTANDING                                                           3,590,244          3,665,244
                                                                                       ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                        1997           1996
                                                                                                        ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                                          $   (104,395)   $    (6,183)
       Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
         Depreciation                                                                                   35,648         35,648
         Amortization                                                                                       --             --
         Change in deferred revenue                                                                         --             --
         Gain (Loss) on sale of assets                                                                      --             --
         Decrease (increase) in :
           Accounts receivable, net                                                                     96,591        (38,725)
           Livestock Inventory                                                                         (89,401)           200
           Deposit                                                                                          --             --
           Prepaid assets                                                                                   --          9,733
           Other current assets                                                                         (3,099)
         Increase (decrease) in -
           Accounts payable and accrued liabilities                                                     62,572          2,904
           Accrued interest payable                                                                         --             --
           Borrowings from stockholders                                                                     --             --
           Deferred revenue                                                                                 --             --
                                                                                                  ------------   ------------
             Net cash provided (used) by operating activities                                           (2,084)         3,577

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant, and equipment                                                   ( 1,223)       ( 1,967)
                                                                                                  ------------   ------------
             Net cash used by investing activities                                                     ( 1,223)       ( 1,967)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from note payable                                                                       --             --
       Net proceeds from sale of stock                                                                  22,500
       Offering costs                                                                                       --             --
       Repayment of notes payable                                                                           --             --
                                                                                                  ------------   ------------
             Net cash provided (used) by financing activities                                               --             --

             Net increase (decrease) in cash                                                            19,193          1,610
     CASH AND SHORT-TERM                                                                          ------------   ------------
     INVESTMENTS AT BEGINNING OF PERIOD                                                                     --             --
     CASH AND SHORT-TERM
     INVESTMENTS AT END OF PERIOD                                                                 $     19,193   $      1,610
                                                                                                  ============   ============
     INCOME TAXES PAID                                                                            $         --   $         --
                                                                                                  ============   ============
     INTEREST PAID                                                                                $      5,698   $         --
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

   The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


   2. Property, Plant, and Equipment:
      ------------------------------

   Property, plant, and equipment consist primarily of special-use assets for the production and raising of ostriches. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                             Estimated Years       March 31,        December 31,
                                 (Lives)             1997               1996

Land                                --          $   144,727         $   144,727
Buildings and Improvements       10 to 30         1,027,995           1,027,995
Equipment                         5 to 7            397,910             396,687
Vehicles                             5               60,447              60,447
Construction
in Progress                                          31,193              31,193
                                                -----------         -----------
                                                $ 1,662,272         $ 1,661,049

Accumulated
Depreciation
                                                   (586,031)           (550,383)
                                                -----------         -----------
                                                $ 1,076,241         $ 1,110,666
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


Results of Operations

         For the calendar quarter ended March 31, 1997 sales increased by $47,346 from $114,099 for the quarter ended March 31, 1996 to $161,445 for the quarter ended March 31, 1997. The increase in revenues during this period was attributable to sales of a greater mix of adult birds compared to the same quarter in the prior year.

         Cost of sales as a percentage of sales increased from 0.2% for the quarter ended March 31, 1996, to 11% for the quarter ended March 31, 1997. The increase in cost of sales as a percentage of sales from the prior year's quarter was attributable to current sales being derived more from adult birds which have higher cost basis than farm-raised chicks which are reflected in the prior year. There were no write-offs for mortality for the quarter ended March 31, 1996 and 1997. The Company's gross profit increased by $29,704, or 26%, from $113,899 for the quarter ended March 31, 1996 to $143,603 for the quarter ended March 31, 1997 as a result of higher ostrich sales at lower profit margins as described above.

         Operating expenses increased from $116,230 for the quarter ended March 31, 1996 to $209,513 for the quarter ended March 31, 1997 representing an increase of $93,283 or 80% due mostly to increased costs associated with the sales of adult birds in the current quarter which did not occur in the same quarter a year ago. General and administrative expenses increased from $9,816 for the quarter ended March 31, 1996 to $32,787 for the quarter ended March 31, 1997 mostly due to the voluntary reductions in salaries of the Company's management in the prior year which were greater than such reductions in the current quarter.

         The Company incurred a net loss of $104,395 or $0.03 per share for the quarter ended March 31, 1997 compared to a net loss of $6,183 or $0.00 per share for the same quarter a year ago. The net loss for 1997 was mostly due to the various costs associated with sales of adult ostriches in the current quarter as described above.

Liquidity and Capital Resources

         The Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. Although the Company completed a number of international ostrich delivery contracts since 1995, there is no guarantee that future contract deliveries will be completed or that such deliveries will be profitable. As a result, there can be no assurances that the Company will continue as a going concern. In absence of such deliveries, the Company believes that its ostrich inventory could be liquidated at an amount substantially in excess of book value, if required. However, there is no guarantee that sales at such prices would be possible.

         Net cash provided by operating activities was $3,577 for the quarter ended March 31, 1996 compared to ($2,084) for the quarter ended March 31, 1997 mostly as a result of the net loss reported for the quarter ended March 31, 1997. Cash used by investing activities decreased from $1,967 to $1,223 reflecting the substantial decrease in expansion at the Willcox, Arizona facility in both periods. Net cash provided by financing activities increased from $0 for the quarter ended March 31, 1996 compared to $22,500 for the quarter ended March 31, 1997, reflecting proceeds from stock in the current quarter. Cash and short term investments for the Company increased from $1,610 at March 31, 1996 to $19,193 at March 31, 1997 reflecting the differences described above.

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

         As of March 31, 1997, the Company held proprietary livestock with an original cost of $460,176, which management estimates to have a current fair market value in excess of original cost, not including any market value assigned to owned and/or the Company's share of managed eggs and chicks. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

         As of March 13, 1997,  under the Company's  1992 Incentive
Stock Option Plan, a total of 114,500 options were issued but not exercised. On March 30, 1997, 10,000 additional options were issued to two of the Company's key employees based on an option price of $.15 per share. As a result, a total of 124,500 options were issued and unexercised as of March 31, 1997, under this Plan. Additionally, the Company issued 450,000 nonqualified options, based on an option price of $.15 per share, to four of its senior management in lieu of voluntary reductions in salary.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                           SIGNATURE


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of April, 1998.

                                              PACESETTER OSTRICH FARM, INC.



                                              By: S/S Walter Reid Green, Jr.
                                              -------------------------------
                                                      Walter Reid Green, Jr.
                                                      Financial and
                                                      Accounting Officer