Form 10QSB
period 1997-06-30
PACESETTER OSTRICH FARM INC
filed 1998-04-21
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                           Commission File No. 1-11282

                        PACESETTER OSTRICH FARM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                      72-1186845
------------------------------------             -------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana                    70437
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

                                Yes _____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,665,244 shares of Common Stock at August 11, 1997.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - June 30, 1997 and December 31, 1996

Statement of Operations - Three Months Ended June 30, 1996, and Three Months Ended June 30, 1997; Six Months Ended June 30, 1996, and Six Months Ended June 30, 1997

Statements of Cash Flows - Six Months Ended June 30, 1997 and Six Months Ended June 30, 1996

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


                                      PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                              June 30,
                                                                           (unaudited)          December 31,
                                                                               1997                1996
                                                                               ----                ----
CURRENT ASSETS:
  Cash and short term investments                                           $    (6,724)                 --
  Accounts receivable (net of allowance of $39,921 at
   June 30, 1997 and December 31, 1996)                                          50,998             129,521
  Livestock inventory                                                           453,919             370,775
  Other current assets                                                                                   --
                                                                           ------------        ------------
          Total current assets                                                  498,193             500,296

PROPERTY, PLANT, AND EQUIPMENT, net                                             984,499           1,110,666

NOTE RECEIVABLE FROM STOCKHOLDER                                                 42,500              42,500

OTHER ASSETS                                                                     20,718               3,173
                                                                           ------------        ------------

                                                                             $1,545,910          $1,656,635
                                                                           ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $   273,749          $  212,908
  Notes payable                                                                 405,366             450,104
  Accrued interest                                                               30,853              11,253
  Advances from stockholders                                                    174,430             169,317
                                                                           ------------        ------------
          Total current liabilities                                             884,398             843,582


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized,
  3,665,244 and 3,590,244 issued and outstanding
  as of  June 30, 1997 and December 31, 1996, respectively                        3,665               3,590
  Additional paid-in-capital                                                  3,801,642           3,779,217
  Retained earnings (deficit)                                                (3,143,795)         (2,969,754)
                                                                           ------------        ------------
                                                                                661,512             813,053
                                                                           ------------        ------------
                                                                           $  1,545,910        $  1,656,635
                                                                           ============        ============

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                         1996             1997            1996                   1997
                                                         ----             ----            ----                   ----
SALES                                                 $  172,342        $ 240,010        $ 286,441         $   401,454

COST OF SALES                                             11,283          157,051           11,483             174,893
                                               -----------------   --------------   --------------      --------------
          Gross profit                                   161,059           82,959          274,958             226,561

OPERATING EXPENSES:
  Operating                                              140,318          112,867          256,548             321,001
  General and administrative                              15,589           20,855           25,405              55,021
                                                ----------------   --------------   --------------      --------------
  Operating Income (loss)                                  5,152          (50,763)          (6,995)           (149,461)

OTHER INCOME (EXPENSES):
  Interest                                               (11,250)         (19,600)         (24,276)            (25,298)
  Other                                                   18,992              717           37,982                 717
                                                ----------------  ---------------   --------------      --------------
INCOME (LOSS) BEFORE INCOME TAXES                         12,894          (69,646)           6,711            (174,012)

INCOME TAX (EXPENSE) BENEFIT                                  --               --               --                  --
                                                ----------------  ---------------   ---------------     --------------
          Net income (loss)                               12,894        $ (69,646)         $ 6,711          $ (174,712)
                                                ================  ===============   ===============     ==============


NET INCOME (LOSS) PER SHARE                             $    .00             (.02)         $   .00          $     (.05)
                                                ================  ===============   ===============     ==============

AVERAGE COMMON SHARES OUTSTANDING                      3,590,224        3,665,244        3,590,224           3,665,244
                                                ================  ===============   ===============     ==============


   The accompanying notes are an integral part of these financial statements.


                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                        1997           1996
                                                                                                        ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                                         $   (174,012)  $       6,711
       Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
         Depreciation                                                                                  71,296          71,296
         Amortization                                                                                      --          24,750
         Change in deferred revenue                                                                        --              --
         Gain (Loss) on sale of assets                                                                   (372)          5,799
         Decrease (increase) in :
           Accounts receivable, net                                                                    78,523         (98,012)
           Livestock Inventory                                                                        (83,144)         11,483
           Deposit                                                                                         --              --
           Prepaid assets                                                                                  --              --
           Other current assets                                                                       (17,545)             --
           Other assets                                                                                    --              --
         Increase (decrease) in -
           Accounts payable and accrued liabilities                                                    60,841           3,066
           Accrued interest payable                                                                    19,600         (11,250)
           Borrowings from stockholders                                                                 5,113              --
           Deferred revenue                                                                                --              --
                                                                                                 ------------    ------------
             Net cash provided (used) by operating activities                                         (39,700)            343

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant, and equipment                                                   (5,129)
       Proceeds from sale of property                                                                  60,000              --
                                                                                                 ------------    ------------
             Net cash provided (used) by investing activities                                          54,871              --

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of restricted stock                                                                    22,500              --
       Offering costs                                                                                      --              --
       Repayment of notes payable                                                                     (44,738)             --
                                                                                                 ------------    ------------
             Net cash provided (used) by financing activities                                         (22,238)             --

             Net increase (decrease) in cash                                                           (7,067)            343
     CASH AND SHORT-TERM                                                                         ------------    ------------
     INVESTMENTS AT BEGINNING OF PERIOD                                                                   343              --
     CASH AND SHORT-TERM
     INVESTMENTS AT END OF PERIOD                                                                $     (6,724)   $        343
                                                                                                 ============    ============
     INCOME TAXES PAID                                                                           $         --    $         --
                                                                                                 ============    ============
     INTEREST PAID                                                                               $     25,298    $         --
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

         The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


         2. Property, Plant, and Equipment:
            ------------------------------

         Property, plant, and equipment consist primarily of special-use assets for the production and raising of ostriches. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                                              Estimated Years              June 30, 1997                  December 31, 1996
                                                  (Lives)
      Land                                           --                    $   144,727                       $   144,727
      Buildings and Improvements                  10 to 30                     967,995                         1,027,995
      Equipment                                    5 to 7                      401,816                           396,687
      Furniture and Fixtures                          5                         60,447                            60,447
      Construction
      in Progress                                                               31,193                            31,193
                                                                           -----------                       -----------
                                                                           $ 1,606,178                       $ 1,661,049

      Accumulated Depreciation
                                                                              (621,679)                         (550,383)
                                                                           -----------                       -----------
                                                                           $   984,499                       $ 1,110,666
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


         Results of Operations

                  For the calendar quarter ended June 30, 1997, sales increased by $67,668 from $172,342 for the quarter ended June 30, 1996 to $240,010 for the quarter ended June 30, 1997. Sales increased from $286,441 for the six months ended June 30, 1996, to $401,454 for the six months ended June 30, 1997. The overall increase in sales reflects increased international sales compared to the same periods in the prior year, as the Company made its first shipment to Brazil during the second quarter of 1997.

                  Cost of sales as a percentage of sales increased substantially, from $11,283, or 7% of sales, for the quarter ended June 30, 1996, to $157,051, or 65% of sales, for the quarter ended June 30, 1997. For the six months ended June 30, 1996 and 1997, cost of sales increased from $11,483, or 4% of sales, to $174,893, or 44% of sales, respectively. The increase in cost of sales as a percentage of sales from the prior year's figures was attributable to the shipping costs associated with the Company's first shipment of live ostriches to Sao Paulo, Brazil, during the second quarter of 1997. Such shipping costs have been recorded in full during the second quarter of 1997 based on the date incurred, while only those portions of the related revenue which were actually received from such shipment have been recognized. As a result, the Company expects to receive future revenues related to its sales in Brazil related to birds shipped in the second quarter of 1997. The Company's gross profit decreased from $161,059 for the quarter ended June 30, 1996 to $82,959, or 48%, for the quarter ended June 30, 1997, representing an decrease of $78,100. For the six months ended June 30, 1996 and 1997, gross profit decreased by 18% from $274,958 to $226,561 respectively. Such decreases are a result of substantial shipping costs associated with the Company's shipment to Brazil in the current quarter compared to the same periods a year ago, as previously described.

                  Operating expenses decreased from $140,318 for the quarter ended June 30, 1996 to $112,867 for the quarter ended June 30, 1997 representing a decrease of $27,451 or 20%, reflecting continued measures taken by the Company to reduce operating costs in consideration of the net operating losses experienced in the past several years. Operating expenses increased from $256,548 for the six months ended June 30, 1996, to $321,001 for the six months ended June 30, 1997, representing an increase of $64,453 or 25%, due mostly to increased costs related to certain sales transactions during the first quarter of 1997 which did not occur in the second quarter of 1997 or in any of the same periods a year ago. General and administrative expenses increased from $15,589 for the quarter ended June 30, 1996 to $20,855 for the quarter ended June 30, 1997 representing an increase of $5,266, or 34%. General and administrative expenses also increased from $25,405 for the six months ended June 30, 1996, to $55,021 for the six months ended June 30, 1997, representing an increase of $29,616, or 117%. Such increases were mostly due to the restoration of a portion of salaries of some of the Company's senior management which had been voluntarily reduced in prior years.

                  The Company incurred a net loss of $69,646 or $0.02 per share for the quarter ended June 30, 1997 compared to a net profit of $12,894 or $0.00 per share for the same quarter a year ago. The company incurred a net loss of $174,712 for the six months ended June 30, 1997, compared to a net profit of $6,711 for the six months ended June 30, 1996. Such decreases reflect the increased initial costs previously described related to the Company's first shipment of ostriches to Sao Paulo, Brazil, as well as the conservative treatment utilized on recognition of related revenue which also is previously described. The Company also had increased general and administrative costs previously described which contributed to the net losses in the current year as compared to a year ago.


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

                  Net cash used by operating activities was $39,700 for the six months ended June 30, 1997 compared to cash provided of $343 for the six months ended June 30, 1996 mostly as a result of the increased net losses in the six months ended June 30, 1997 compared to the small net income of $6,711 reported the same period a year ago. Cash provided from investing activities increased to $54,871 for the six months ended June 30, 1997 compared to $0 for the six months ended June 30, 1996, mostly due to the completion of the Company's anticipated sale of property owned in Willcox, Arizona and formerly operated as a veterninary clinic. The Company had previously reported such transaction in its audited statements included with its 1996 Form 10-KSB and recorded a loss during 1996 based on the estimated sales price. Cash flows used in financing activities was $22,238 for the six months ended June 30, 1997, compared to $0 for the six months ended June 30, 1996, reflecting both the issuance of restricted stock and repayments of notes payable in the current quarter. Cash and short term investments for the Company decreased from $343 at June 30, 1996 to $(6,724) at June 30, 1997 reflecting the limited cash flow during both periods and as previously described.

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

                  As of June 30, 1997, the Company held proprietary livestock with an original cost of $453,919, which management estimates to have a current fair market value in excess of book cost. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

                  As of March 13, 1997, under the Company's 1992 Incentive Stock Option Plan, a total of 114,500 options were issued but not exercised. On March 30, 1997, 10,000 additional options were issued to two of the Company's key employees based on an option price of $.15 per share. On June 15, 1997, another 10,000 options were issued to several key employees based on an option price of $.15 per share. As a result, a total of 134,500 options were issued and unexercised as of June 30, 1997, under this Plan.

                  Additionally, as of March 31, 1997, the Company had issued 450,000 nonqualified options, based on an option price of $.15 per share, to four of its senior management. As of June 30, 1997, the Company further issued 250,000 non-qualified options at an option price of $.15 per share in lieu of salary. As a result, a total of 700,000 non-qualified options were issued and unexercised as of June 30, 1997, not including the total of 134,500 options issued and unexercised as of June 30, 1997 under the Company's 1992 Incentive Stock Option Plan as previously described.


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

                                    SIGNATURE


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of April, 1998.

                                                PACESETTER OSTRICH FARM, INC.



                                                By:S/S Walter R. Green, Jr.
                                                   -----------------------------
                                                       Walter R. Green, Jr.
                                                       Chief Financial &
                                                       Accounting Officer