Form 10QSB
period 1997-09-30
PACESETTER OSTRICH FARM INC
filed 1998-04-23
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                           Commission File No. 1-11282

                        PACESETTER OSTRICH FARM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     72-1186845
----------------------------------               -------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana                    70437
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

                                Yes _____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,665,244 shares of Common Stock at November 15, 1997.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - September 30, 1997 and December 31, 1996

Statement of Operations - Three Months Ended September 30, 1996, and Three Months Ended September 30, 1997; Nine Months Ended September 30, 1996, and Nine Months Ended September 30, 1997

Statements of Cash Flows - Nine Months Ended September 30, 1997 and Nine Months Ended September 30, 1996

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                           September 30,
                                                                            (unaudited)        December 31,
                                                                              1997                 1996
                                                                              ----                 ----
CURRENT ASSETS:
  Cash and short term investments                                           $   (3,566)                  --
  Accounts receivable (net of allowance of $39,921 at
  September 30, 1997 and December 31, 1996)                                      82,982             129,521
  Livestock inventory                                                           451,638             370,775
  Other current assets                                                                                   --
                                                                           ------------        ------------
          Total current assets                                                  531,054             500,296

PROPERTY, PLANT, AND EQUIPMENT, net                                             950,518           1,110,666

NOTE RECEIVABLE FROM STOCKHOLDER                                                 42,500              42,500

OTHER ASSETS                                                                     41,745               3,173
                                                                           ------------        ------------

                                                                             $1,565,817          $1,656,635
                                                                           ============        ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                   $  297,749          $  212,908
  Notes payable                                                                 404,506             450,104
  Accrued interest                                                               40,653              11,253
  Advances from stockholders                                                    167,180             169,317
                                                                           ------------        ------------
          Total current liabilities                                             910,088             843,582


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized,
  3,665,244 and 3,590,244 issued and outstanding
  as of  September 30, 1997 and December 31, 1996, respectively                   3,665               3,590
  Additional paid-in-capital                                                  3,801,642           3,779,217
  Retained earnings (deficit)                                                (3,149,578)         (2,969,754)
                                                                           ------------        ------------
                                                                                655,729             813,053
                                                                           ------------        ------------
                                                                           $  1,565,817        $  1,656,635
                                                                           ============        ============

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)




                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                         1996             1997            1996                  1997
                                                         ----             ----            ----                  ----
SALES                                                 $  324,305        $ 374,615        $ 610,746         $   776,069

COST OF SALES                                            125,552          223,986          137,035             398,879
                                                  --------------     ------------    -------------      --------------
          Gross profit                                   198,753          150,629          473,711             377,190

OPERATING EXPENSES:
  Operating                                              217,625          120,669          474,173             442,677
  General and administrative                              10,727           18,503           36,132              72,516
                                                  --------------     ------------    -------------      --------------
  Operating Income (loss)                                (29,599)          11,457          (36,594)           (138,003)

OTHER INCOME (EXPENSES):
  Interest                                               (14,225)         (18,360)         (38,501)            (43,659)
  Other                                                   18,993            1,120           56,975               1,838
                                                  --------------     ------------    -------------      --------------
INCOME (LOSS) BEFORE INCOME TAXES                        (24,831)          (5,783)         (18,120)           (179,824)

INCOME TAX (EXPENSE) BENEFIT                                  --               --               --                  --
                                                  --------------     ------------    -------------      --------------
          Net income (loss)                              (24,831)        $ (5,783)      $  (18,120)        $  (179,824)
                                                  ==============     ============    =============      ==============


NET INCOME (LOSS) PER SHARE                           $     (.01)            (.00)      $     (.01)        $      (.05)
                                                  ==============     ============    =============      ==============

AVERAGE COMMON SHARES OUTSTANDING                      3,590,224        3,665,244        3,590,224           3,665,244
                                                  ==============     ============    =============      ==============


   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                           September 30,
                                                                                      1997           1996
                                                                                      ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                       $   (179,824)    $  (18,120)
       Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
         Depreciation                                                               105,277        106,944
         Amortization                                                                    --             --
         Change in deferred revenue                                                      --             --
         Gain (Loss) on sale of assets                                                   --         16,696
         Decrease (increase) in :
           Accounts receivable, net                                                  46,539       (176,017)
           Livestock Inventory                                                      (80,863)        82,876
           Deposit                                                                       --             --
           Prepaid assets                                                                --             --
           Other current assets                                                     (38,572)         9,733
           Other assets                                                                  --             --
         Increase (decrease) in -
           Accounts payable and accrued liabilities                                  84,841         (5,773)
           Accrued interest payable                                                  29,400             --
           Borrowings from stockholders                                              (2,137)        16,357
           Deferred revenue                                                              --             --
                                                                               ------------   ------------
             Net cash provided (used) by operating activities                       (35,339)        32,696

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant, and equipment                                 (5,129)
       Proceeds from sale of property                                                60,000             --
                                                                               ------------   ------------
             Net cash provided (used) by investing activities                        54,871             --

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of restricted stock                                                  22,500             --
       Offering costs                                                                    --             --
       Repayment of notes payable                                                   (45,598)            --
                                                                               ------------   ------------
             Net cash provided (used) by financing activities                       (23,098)            --

             Net increase (decrease) in cash                                         (3,566)        32,696
     CASH AND SHORT-TERM                                                       ------------   ------------
     INVESTMENTS AT BEGINNING OF PERIOD                                                  --             --
     CASH AND SHORT-TERM
     INVESTMENTS AT END OF PERIOD                                               $    (3,566)  $     32,696
                                                                               ============   ============
     INCOME TAXES PAID                                                          $        --   $         --
                                                                               ============   ============
     INTEREST PAID                                                              $    25,298   $         --
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

         The results of operations for the Nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


         2. Property, Plant, and Equipment:
            ------------------------------

         Property, plant, and equipment consist primarily of special-use assets for the production and raising of ostriches. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                                          Estimated Years      September 30,         December 31,
                                              (Lives)             1997                  1996
      Land                                       --          $   144,727              $   144,727
      Buildings and Improvements              10 to 30           967,995                1,027,995
      Equipment                                5 to 7            401,816                  396,687
      Furniture and Fixtures                      5               60,447                   60,447
      Construction
      in Progress                                                 31,193                   31,193
                                                             -----------              -----------
                                                             $ 1,606,178              $ 1,661,049

      Accumulated Depreciation
                                                                (655,660)                (550,383)
                                                             -----------              -----------
                                                             $   950,518              $ 1,110,666
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


         Results of Operations

                  For the calendar quarter ended September 30, 1997, sales increased by $50,310 from $324,305 for the quarter ended September 30, 1996 to $374,615 for the quarter ended September 30, 1997. Sales increased from $610,746 for the nine months ended September 30, 1996, to $776,069 for the nine months ended September 30, 1997. The overall increase in sales reflects increased international sales compared to the same periods in the prior year, as the Company made its first shipment to Brazil during the second quarter of 1997 and began preparations for its second shipment scheduled for October 1997.

                  Cost of sales as a percentage of sales increased substantially, from $125,552, or 38% of sales, for the quarter ended September 30, 1996, to $223,986, or 59% of sales, for the quarter ended September 30, 1997. For the nine months ended September 30, 1996 and 1997, cost of sales increased from $137,035, or 22% of sales, to $398,879, or 51% of sales, respectively. The increase in cost of sales as a percentage of sales from the prior year's figures was attributable to the shipping costs associated with the Company's shipments of live ostriches to Sao Paulo, Brazil, the first during the second quarter of 1997, and the second scheduled for October 1997. Such shipping costs have been recorded in full based on the date incurred, while only those portions of the related revenues which were actually received from such shipment have been recognized. As a result, the Company expects to receive future revenues from sales in Brazil related to birds previously shipped. The Company's gross profit decreased from $198,753 for the quarter ended September 30, 1996 to $150,629, or 24%, for the quarter ended September 30, 1997, representing an decrease of $48,124. For the nine months ended September 30, 1996 and 1997, gross profit decreased by 20% from $473,711 to $377,190 respectively. Such decreases are a result of the substantial shipping costs associated with the Company's shipments to Brazil in the current year compared to the same periods a year ago, as previously described.

                  Operating expenses decreased from $217,625 for the quarter ended September 30, 1996 to $120,669 for the quarter ended September 30, 1997 representing a decrease of $96,956 or 45%. Operating expenses decreased from $474,173 for the nine months ended September 30, 1996, to $442,677 for the nine months ended September 30, 1997, representing a decrease of $31,496 or 7%.

         Such decreases reflect continued measures taken by the Company to reduce operating costs in consideration of the net operating losses experienced in the past several years. General and administrative expenses increased from $10,727 for the quarter ended September 30, 1996 to $18,503 for the quarter ended September 30, 1997, representing an increase of $7,776, or 73%. General and administrative expenses also increased from $36,132 for the nine months ended September 30, 1996, to $72,516 for the nine months ended September 30, 1997, representing an increase of $36,384, or 101%. Such increases were mostly due to the restoration of a portion of salaries of some of the Company's senior management which had been voluntarily reduced in prior years.

                  The Company incurred a net loss of $5,783 or $0.00 per share for the quarter ended September 30, 1997, compared to a net loss of $24,831 or $0.01 per share for the same quarter a year ago. The company incurred a net loss of $179,824 for the nine months ended September 30, 1997, compared to a net loss of $5,783 for the nine months ended September 30, 1996. Such decreases reflect the increased initial costs previously described related to the Company's shipments of ostriches to Sao Paulo, Brazil, as well as the conservative treatment utilized on recognition of related revenue which also is previously described. The Company also had increased general and administrative costs previously described which contributed to the net losses in the current year as compared to a year ago.


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

                  Net cash used by operating activities was $35,339 for the nine months ended September 30, 1997 compared to cash provided of $32,696 for the nine months ended September 30, 1996 mostly as a result of the increased net losses, as well as the increases in livestock inventory, in the nine months ended September 30, 1997 compared to the small net loss and the decreases in livestock inventory reported in the same period a year ago. Cash provided from investing activities increased to $54,871 for the nine months ended September 30, 1997 compared to $0 for the nine months ended September 30, 1996, mostly due to the completion during the second quarter of 1997 of the Company's sale of property owned in Willcox, Arizona and formerly operated as a veterninary clinic. Cash flows used in financing activities was $22,238 for the nine months ended September 30, 1997, compared to $0 for the nine months ended September 30, 1996, reflecting both the issuance of restricted stock and repayments of notes payable in the current year. Cash and short term investments for the Company decreased from $32,696 at September 30, 1996, to $(3,566) at September 30, 1997 reflecting the Company's limited cash flows as previously described.

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

                  As of September 30, 1997, the Company held proprietary livestock with an original cost of $451,638, which management estimates to have a current fair market value in excess of book cost. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

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

                  Additionally, as of March 31, 1997, the Company had issued 450,000 nonqualified options, based on an option price of $.15 per share, to four of its senior management. As of June 30, and September 30, 1997, the Company further issued 250,000 and 150,000 non-qualified options, respectively, at an option price of $.15 per share in lieu of salaries. As a result, a total of 850,000 non-qualified options were issued and unexercised as of September 30, 1997, not including the total of 134,500 options issued and unexercised as of September 30, 1997 under the Company's 1992 Incentive Stock Option Plan as previously described.


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

                                    SIGNATURE


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of April, 1998.

                                                PACESETTER OSTRICH FARM, INC.



                                                By:S/S Walter R. Green, Jr.
                                                       ------------------------
                                                       Walter R. Green, Jr.
                                                       Chief Financial &
                                                       Accounting Officer