Form 10KSB
period 1997-12-31
PACESETTER OSTRICH FARM INC
filed 1999-09-15
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997

                           Commission File No. 1-11282

                          PACESETTER OSTRICH FARM, INC
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                        72-1186845
 ------------------------------                        -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


10135 Hereford Road, Folsom, Louisiana                       70437
-----------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (504) 796-5806
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
     Title of Each Class                           on Which Registered

Common Stock ($.001 par value)                      OTC Bulletin Board
------------------------------                  -------------------------

Securities registered under Section 12(g) of the Exchange Act:  None
                                                               -----

                                (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No X
                                      ---   ---

                   This report contains a total of ___ pages.
                     The Exhibit Index appears on page ___.


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                               ---

     State issuer's revenues for its most recent fiscal year. $920,084
                                                              --------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     Common Stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on August 25, 1999. Based on the closing bid price of the Common Stock on the OTC Bulletin Board as reported on August 25, 1999 ($5/16), the aggregate market value of the 2,269,097 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $709,093. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes    No
                                     ---    ----


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    3,950,224 shares of Common Stock, $.001 par value, as of August 25, 1999.

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

     During the course of the Company's past several fiscal years, the Company has experienced substantial net operating losses as well as significant reductions in cash flows. Following the Company's initial public offering in December 1992, a rapid expansion of operating facilities was commenced at the Willcox, Arizona facilities. Such expansion initially produced expected net operating losses during 1993. For 1997, however, the Company experienced net operating losses which resulted from lower than expected revenues. Such decreases resulted from the reduction in prices received from international shipments and continued decreases in market prices for live ostriches within the United States compared to prior year prices. In addition, domestic sales volumes were very sporatic due to uncertainty about the future of the domestic commercial market.


Background

     While the ostrich industry has previously generated certain interest in the United States as an alternative agricultural livestock business, ostrich farming has never previously gained a strong foothold in this country based on a general lack of knowledge and understanding concerning the care and breeding of ostriches as well as an absence of protocol and husbandry relative to their maintenance. For more than 100 years, however, the ostrich industry has been nurtured, developed and monopolized by the Union of South Africa which controls an estimated 90% of the worldwide market for raw material ostrich products. It is further estimated that the Union of South Africa receives revenues in excess of $250 million from the worldwide distribution of ostrich products. At an early stage, South Africa realized that the financial benefits to be derived from the species were multi-dimensional. As a consequence, the South African government originally passed stringent laws forbidding exportation of sexually viable birds or fertile eggs and established various protocols for the maintenance of its virtual monopoly on ostrich development and commercial exploitation by limiting the dissemination of information concerning ostrich farming and access to ostrich rearing facilities. Despite these efforts, ostrich farming became a growing alternative agricultural/livestock business in the United States, Canada, Europe, and Australia. Even more recently, due to the political uncertainties within the country of South Africa, there has been a disintegration of the monopolistic practices traditionally used in South Africa. As a result, exportation of live ostriches from South Africa has now increased and sales prices of ostrich products originating from South Africa have decreased considerably. These developments have resulted in increased competition in the worldwide market for both live ostriches and ostrich products.

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

     An 11 to 14 month old ostrich produces approximately 70 to 100 pounds of boneless meat which provides for wholesale prices of $1.50 to $10.00 per pound following slaughter. The meat is served in certain establishments under the menu designation "filet de comella" and is a red meat with a flavor and appearance comparable to beef or veal. The meat is highly valued in countries such as Japan and on the European continent because of its flavor as well as its low fat and calories which are comparable to fish and less than most poultry. The meat is considered a favorable source of protein, vitamins and minerals.

     Ostrich plumes or feathers bring $25 to $500 per pound based on the color, quality and consistency and are used for dusters, fashion accessories, pens and decorative purposes and most recently have been introduced into the pristine surroundings of microelectronics plants where the electrostatic quality of the feathers represents an optimal precipitator of dust particles. The most sought after feathers are the male ostrich's white plumes which are used primarily for decorative purposes while the darker feathers are employed for dusting and antiseptic functions. Feathers can be plucked commencing at six months and thereafter at eight-month intervals. On an average, approximately two pounds of feathers can be produced from an ostrich at each plucking.

     The tanned hides of the ostrich are valued both for their beauty and their durability, and range in size from 10 to 18 square feet bringing approximately $20 to $32 per square foot of hide. The hide is tough, flexible and has a distinctive appearance which makes it one of the premium exotic leathers in the high fashion and Western wear markets. In the United States, ostrich boots range in price from $250 upwards to $2,000. The leather is also used for fashion accessories, briefcases, shoes and clothing, with a full quill ostrich leather briefcase marketing for generally above $1000 in the absence of customizing.

     At the present time the market for ostrich components as well as live ostriches is very sporadic within the United States. Prices to be received for fertilized eggs are $20 to $50 per egg, four to six month old chicks sell for $50 to $100 per bird, yearlings sell for $200 to $300 each, and mature producer breeders bring $500 to $8,500 or per pair. However, the upper range of such prices for mature breeders can only be realized through international shipments. Although such prices are substantially lower than pricing received in prior years, there are no assurances that prices will stabilize at these levels.

     At the present time the ostrich industry has made most of the transition from a breeder market to a commercial livestock market. As a result, most ostrich farmers must now rely on a small number of processors for marketing their live ostriches. For all practical purposes the sale of live ostriches can no longer be relied upon as a substantial source of revenue within the United States. Although, the breeder market can offer returns on investment which exceed the returns that can be derived through commercial harvesting and processing, such returns are based on international pricing which is difficult to predict and generally not sustainable once sufficient numbers of ostrich livestock are available for sale within a given region.

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


Marketing and Sales

     The Company generally sells a combination of slaughter birds domestically as well as limited numbers of international shipments of breeder ostriches. The Company's marketing program is undertaken through word of mouth referrals based on its reputation in the industry.

     In addition to sales of live ostriches, the Company began limited sales of ostrich leather and ostrich meat during 1995. The Company continued working with a number of tanners in the U.S. and received acceptable tanned leather from several of these tanners. However, in each case the Company experienced only limited and sporadic success from U.S. tanners which to date have not completely resolved and refined the process to equal that of South African tanning. As a result, the Company has reduced its future plans regarding tanned leather products until the quality and consistency provided by U.S. tanners has reached a sufficient level.

     In addition to leather the Company also began limited processing and sales of ostrich meat in 1995. In November 1994, the Company had received U.S.D.A. meat labeling approval to commercially process ostrich meat. Since that time the Company began selling various cuts of ostrich meat to upscale restaurants and specialty stores. Although customer acceptance of the product has been very positive based on quality, taste and tenderness, the Company did meet price resistance at the initial pricing of $28 per pound. As processing and other costs have decreased, the Company made adjustments in pricing. Such price reductions have generally increased demand, but the Company experienced severe limitations in the number of birds for which it could receive U.S.D.A. inspection. By mid-1995 the limitation on available U.S.D.A. inspection had caused the Company to experience difficulties in supplying customers. In some cases, the Company purchased ostrich meat from other processors in order to cover customer orders. As a result, the Company had to discontinue processing of ostriches and forward its existing ostrich meat customers to other processors until such time as the inspection problem could be eliminated. Generally, this problem was experienced throughout the ostrich industry because U.S.D.A. ostrich inspection is voluntary, not mandatory, and can only be provided when there are no scheduling conflicts with regard to inspection of livestock with are classified under mandatory inspection. This industry problem has been addressed by the American Ostrich Association which has made great strides since 1995 to improve the availablity of U.S.D.A. inspection for ostriches. Dr. Wade, as a member of the Board of the American Ostrich Association has done extensive work on this matter. Based on management's assessment of this matter, the industry has made improvements in the availability of U.S.D.A. inspection. However, processing costs have remained unacceptably high due to the voluntary inspection issue. To date, only proprietary ostrich processors have achieved acceptable processing costs. Therefore, management has pursued a strategic alliance with several of these processors. However, at this time such efforts have not been successful.

     Due to the various difficulties previously discussed regarding sales of leather and meat, the Company has devoted much of its time and resources to pursuing live ostrich sales outside of the United States. During 1997 the Company completed two international shipments to South America with represented the majority of the Company's gross revenues for the year.


Competition and Price Uncertainty

     While the Company believes that it is presently one of the larger ostrich breeding and maintenance farms in existence in the United States, it is anticipated there will be further decreases in pricing as the number of commercial slaughter birds increases at a greater rate than the demand for ostrich products. Furthermore, changes in policies by the Union of South Africa and the United States involving the relaxation of export and import restrictions could further impact price levels.

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


Trademarks and Copyrights

     The Company does not believe at the present time that its trademarks will be critical to the success of its operations.

Employees

     As of December 31, 1997, the Company employed a total of 8 full time employees including three executive officers, four agricultural technicians and farm laborers, and one clerical person.



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

     During early 1994, the Company received zoning approval related to a house in Willcox, Arizona which functioned as a full service veterinary clinic during 1995. The Company expanded its previous level of veterinary services which were based out of existing facilities on the Willcox farm during the course of the 1993 fiscal year. However, by early 1996, many ostrich farmers began eliminating the use of veterinary services related to ostriches in light of the decline in market pricing. In May 1997 the Company completed the sale of this property to the previous employee/veterinarian which supervised this facility.


ITEM 3. LEGAL PROCEEDINGS

     On October 17, 1995, suit was filed against the Company for a total of $59,230.53 by two private placement note holders, related to an original $40,000 of principal debt which was due on December 1, 1995. On April 18, 1997, the Company completed a settlement which did not materially exceed the principal amount of the debt.

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

                                                         High     Low
                                                        -----    -----
  January 1-March 31, 1997                              $0.50    $0.25
  April 1-June 30, 1997                                 $0.32    $0.13
  July 1-September 30, 1997                             $0.25    $0.06
  October 1-December 31, 1997                           $0.25    $0.16
  January 1-March 31, 1998                              $0.18    $ .06

On March 25, 1997, the closing bid price for the Common Stock was $0.06.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company was incorporated on February 4, 1992 and executed a Plan and Agreement of Merger with Pacesetter Ostrich Farms, Inc., a Louisiana corporation, on February 14, 1992. The predecessor corporation was organized in Louisiana on February 22, 1989 under the name Ostrich Breeders of North America, Inc. All references to the Company include Pacesetter Ostrich Farm, Inc., the predecessor corporation, and the operations undertaken by such predecessor corporation. The Company's financial statements reflect the operating results for the Company's fiscal years ended December 31, 1997 and 1996.

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

Results of Operations

     For the years ended December 31, 1997 and 1996, sales were $920,084 and $831,964 respectively. The Company maintains and breeds ostriches, both owned by the Company as well as for independent owners, in return for which the Company generally receives a boarding fee based on services rendered. Such services include egg collection, hatching, chick boarding, and adult breeder boarding. Beginning in late 1995 and continuing to present the company has discontinued most of its contracts which were based on the Company providing services in exchange for a management fee equal to one-half of the resulting offspring.

     Cost of sales as a percentage of sales was 74% for the year ended December 31, 1997, compared to 58% for the year ended December 31, 1996. The increase in cost of sales as a percentage of sales for the year ended December 31, 1997 was attributable to lower internatinal prices received in 1997 compared to the prior year. The Company's gross profit decreased from $345,826 for the year ended December 31, 1996 to $247,060 for the year ended December 31, 1997, representing a decrease of $98,766 mostly as a result of the lower international pricing previously described and the write-down of livestock inventory to market value.

     Operating expenses decreased from $680,432 for the year ended December 31, 1996 to $614,212 for the year ended December 31, 1997 representing a decrease of $66,220 due primarily to decreased volume in the ostrich business. General and administrative expenses increased from $132,987 for the year ended December 31, 1996 to $214,487 for the year ended December 31, 1997. Such increases reflected slight increases in outside accounting and legal costs. Additionally, during 1997, the company incurred a write-down on the assets used in its ostrich segment of $248,706 to market value.

     At December 31, 1997, the Company had for tax reporting purposes, net operating loss carryforwards of $2,766,310 which expire in 2007 through 2014. As the Company has incurred operating losses for several years, it is difficult to predict if and when such tax losses would be utilized. Therefore, for financial reporting purposes, the Company has provided a valuation allowance for the entire amount of the net deferred tax asset resulting from these tax loss carryforwards, as detailed in Note F of the financial statements.

     The Company incurred a net loss of $761,909 or $0.21 per share for the year ended December 31, 1997 compared to a net loss of $72,676 or $0.02 per share for the year ended December 31, 1996. The substantial net loss for 1997 was due primarily to the significant decline in market prices and writedown of inventory and losses on writedown of impaired assets as described in Note C of the financial statements.

     During 1996, the Company received a number of new inquiries related to its international shipments of ostriches to both China and South America. During the fourth quarter of 1996 the Company completed an additional shipment to China for approximately $575,000, to parties unrelated to the contract with Sichuan

Chengdu Ju Tong Company. Since this shipment the Company has not and at this time does not expect to complete any other shipments of ostriches to China. However, during 1997 the Company did complete two shipments of ostriches to South America, which represent the majority of gross revenue generated for the year. Although there can be no assurances that additional international sales will be completed, management expects to make additional international shipments in 1997 to China and South America.


Liquidity and Capital Resources

     As discussed in Note B of the financial statements, the Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet many of its obligations as they have come due. To date, the company has not been able to reach a sufficient operating level to meet its operating costs. There is no guarantee that the Company will ultimately be able to acheive sufficient profitability in the slaughter market or that the Company will continue to be able to make sales in the breeder market. As a result, there can be no assurances that the Company will continue as a going concern.

     Net cash used by operating activities was $200,847 for the year ended December 31, 1997 compared to net cash provided from operations of $26,163 for the year ended December 31, 1996 primarily as a result of the large increase in net operating losses for 1997, partially offset by write-offs for loss on impairment of assets and inventory write-downs. For 1998, the company expects to meet cash flow needs from continued sales of ostrich livestock, particularly related to its international business in South America. Since inception, the Company has been financed by advances from its principal executive officers. At December 31, 1997, such advances, which are non-interest bearing with no specified maturity date, aggregated to $175,965. The ratio of current assets to current liabilities decreased from 0.59:1 at December 31, 1996 to 0.08:1 at December 31, 1997 reflecting the large write-downs in inventory.

     Net cash provided/(used) in investing activities was $109,052 for 1997 compared to $0 for 1996, reflecting cash received from the sale in 1997 of the property previously used as a veterinary clinic. Cash outlays for capital expenditures for property, plant and equipment increased slightly from $0 for the 1996 fiscal year to $5,129 for the Company's 1997 fiscal year. This increase reflects minor acquisitions necessary during 1997 to maintain operations at the Willcox, Arizona facility.

     Between December 1991 and February 1992, the Company issued an aggregate of $450,000 principal amount of its unsecured 10% promissory notes and 499,983 shares of its Common Stock for a cash investment of $450,000 by a group of private investors. Interest on the notes is payable semiannually beginning July 1, 1992. The notes were due on December 1, 1995, but the Company did not have sufficient cash to meet such obligations at that time. These notes are now in default and the Company is attempting to negotiate payment extensions. In 1996 holders of $40,000 of such notes filed suit against the Company. In April of 1997 this suit was settled at approximately the principal amount of such debt. At December 31, 1997 the Company had reduced the principal amount of these notes from $450,000 to $384,263 related to the private placement group.

     The value of ostrich progeny produced by the Company's proprietary ostriches or derived by the Company as a result of the management of non-proprietary ostriches has not been reflected in the Company's financial statements. In addition, no related costs associated with the maintenance of progeny from the Company's ostriches or independent owned ostriches have been assigned to inventory. At December 31, 1997, the Company owned and managed a total of approximately 800 ostriches. However, due to the severe downturn in the business and uncertainty about future marketability of ostriches the Company recorded a provision of approximately $235,877 for the decline in market value of ostriches in inventory.

Inflation

     Inflation has not had a material effect on the operations of the Company in the past. At the present time there is a substantial worldwide supply of ostrich products. It is anticipated that such market conditions will continue for the next several years, although as with any new commodity market, market trends and prices could fluctuate substantially.

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

     The underwriter of the Company's public offering was provided the right to designate an observer to the Company's Board of Directors until December 15, 1997. The underwriter has never exercised this right. It is not anticipated that any Directors will receive an annual fee or other compensation for serving as Directors for the immediately foreseeable future. Directors, however, will be reimbursed for reasonable expenses incurred in connection with their attendance at meetings.

ITEM 10. EXECUTIVE COMPENSATION

     (a) Cash Compensation

     Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the fiscal year ended December 31, 1997 aggregated to $22,885. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries received total salary and bonus which exceeded $100,000 during the periods reflected.

                           SUMMARY COMPENSATION TABLE

                                              Other                                    All
  Name and                                    Annual  Restricted                      Other
  Principal                                   Compen-   Stock     Options/   LTIP     Compen-
  Position      Year     Salary      Bonus    sation   Award(s)   SARs(#)   Payouts   sation
  --------      ----    -------     ------    ------  ----------  --------  -------   -------
Dr. John Wade   1997    $   --        --        --       --       282,000     --     $  --
Chairman,       1996      2,404       --        --       --        20,000     --        --
President       1995     18,269     $15,000     --       --          --       --        --
and CEO

     (b)(1) Compensation Pursuant to Plans

     See Employment Agreements below.

     (b)(2) Employment Agreements

     Dr. John Wade and Mr. Bob Clemons were parties to employment agreements with the Company which expired on December 31, 1994 and which provided for annual salaries of $50,000. Such agreements also provide for discretionary bonuses upon unanimous approval of the Board of Directors (which consists of Messrs. Wade, Clemons, and Green), which bonuses may not exceed 50% ($25,000) of the respective base salaries. In consideraton of the Company's financial position, Dr. Wade, Mr. Clemons, and Mr. Green have continued to work full-time for the Company, without any employment agreements, at substantially reduced levels of compensation. For the year ended December 31, 1997, no cash bonuses were issued to any officers.

     (b)(3) Option Exercises and Values at Year End

              AGGREGATED OPTION/SASR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                    Value of
                                                 Number of        Unexercised
                                                Unexercised       In-the-Money
                                                Option/SARs       Option/SARs
                                               at FY-End (#)       at FY-End
                    Shares                     -------------     -------------
                  Acquired on      Value       Exercisable/      Exercisable/
     Name         Exercise (#)    Realized     Unexercisable     Unexercisable
     ----         ------------    --------     -------------     -------------

Dr. John Wade         -              -              -                 -

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

     In 1994, the Company issued a total of 39,000 of such options to 13 of its key employees, of which 37,000 of such options have not expired. In 1995, the Company issued an additional 75,500 of such options to 13 of its key employees, of which 62,000 of such options have not expired. During 1997, the Company issued a total of 21,000 of such options of which none have expired. As of the date of this filing, none of the options have been exercised.

     In addition to the incentive stock options under the Company's 1992 Incentive Stock Option Plan, the Company issued non-qualified options to several of its key personnel in lieu of compensation. During 1997, the Company issued a total of 1,150,000 of such options to a total of 4 of its key personnel. As of the date of this filing, none of these options have been exercised.

     The Company may adopt additional compensation programs at a later date suitable for its executive personnel. The Company is unable to predict at this time the format or manner of compensation to be included in any such program.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) and (b) Security Ownership

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned on August 25, 1999 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's Directors, and (iii) by all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At August 25, 1999, there were 3,950,224 shares of Common Stock outstanding.

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

     As previously described, Dr. John Wade devotes substantially all of his business time to the Company and the remaining portion of his time to his veterinary practice which is conducted primarily from this personal residence. As provided in Dr. Wade's employment agreement with the Company, Dr. Wade will not charge the Company for professional services rendered for the Company's proprietary or managed ostriches.

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

------------
(1) Filed as the same enumerated exhibit to the Registrant's Registration Statement (File No. 33-49228-FW) previously filed.

                                    SIGNATURE


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of September, 1999.

                                        PACESETTER OSTRICH FARM, INC.


                                        By: S/S: John R. Wade
                                            ------------------------------------
                                           President and Chief Executive Officer


     In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.


            Signature
            ---------
                                       Chairman of the Board,
                                       President, and Chief
S/S: John R. Wade                      Executive Officer                       September 7, 1999
     ------------------------



                                       Executive Vice President,
S/S: Bobbie R. Clemons                 Secretary and Director                  September 7, 1999
     ------------------------



                                       Treasurer, Director, and Chief
S/S: Walter R. Green, Jr.              Financial and Accounting Officer        September 7, 1999
     ------------------------


                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGES
                                                                       -----

Independent Auditor's Report                                            38

Balance Sheets                                                        39 - 40

Statements of Operations                                                41

Statements of Stockholders' Equity                                      42

Statements of Cash Flows                                                43

Notes to Financial Statements                                         44 - 51

To the Stockholders of
Pacesetter Ostrich Farm, Inc.

                          Independent Auditor's Report


     We have audited the accompanying balance sheet of PACESETTER OSTRICH FARM, INC. (a Delaware corporation) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PACESETTER OSTRICH FARM, INC. as of December 31, 1996, were audited by other auditors whose report dated March 14, 1997, on those statements included an explanatory paragraph that described the going concern uncertainty discussed in Note B to the financial statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACESETTER OSTRICH FARM, INC. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  LaPorte, Sehrt, Romig and Hand
                                           A Professional Accounting Corporation
Metairie, LA
June 9, 1999

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS


                                                                         December 31,
                                                                 ----------------------------
                                                                    1997              1996
                                                                 ----------        ----------
                                     ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                    $       --        $       --
    Accounts Receivable (Net of Allowance for Doubtful
       Accounts of $47,603 for 1997 and $39,921 for 1996)            77,781           129,521
    Livestock Inventory                                                  --           370,775
                                                                 ----------        ----------
            Total Current Assets                                     77,781           500,296

PROPERTY AND EQUIPMENT, Net                                          50,625         1,110,666

NOTES RECEIVABLE FROM STOCKHOLDER                                    42,500            42,500

OTHER ASSETS:
    Net Assets of Discontinued Operations                           796,220                --
    Other                                                             3,173             3,173
                                                                 ----------        ----------
                                                                    799,393             3,173
                                                                 ----------        ----------
                                                                 $  970,299        $1,656,635
                                                                 ==========        ==========

The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,
                                                                      -----------------------------
                                                                          1997              1996
                                                                      -----------       -----------
CURRENT LIABILITIES:
    Cash Overdraft                                                    $     1,398       $        --
    Accounts Payable and Other Accrued Liabilities                        199,818           224,161
    Notes Payable                                                         541,899           450,104
    Advances from Stockholders                                            175,965           169,317
                                                                      -----------       -----------
            Total Current Liabilities                                     919,080           843,582

COMMITMENTS AND CONTINGENCIES                                                  --                --

STOCKHOLDERS' EQUITY
    Common Stock, $.001 Par Value, 10,000,000 Shares
       Authorized, 3,665,224 Issued and Outstanding December 31,
       1997; 3,590,244 Issued and Outstanding December 31, 1996             3,665             3,590
    Additional Paid-in Capital                                          3,779,217         3,779,217
    Accumulated Deficit                                                (3,731,663)       (2,969,754)
                                                                      -----------       -----------
            Total Stockholders' Equity                                     51,219           813,053
                                                                      -----------       -----------
                                                                      $   970,299       $ 1,656,635
                                                                      ===========       ===========

                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF OPERATIONS

                                                                        For The Years Ended
                                                                            December 31,
                                                                    -----------------------------
                                                                       1997              1996
                                                                    -----------       -----------
REVENUES:
    Ostrich Sales                                                   $        --       $   831,964

COST OF SALES                                                                --           486,138
                                                                    -----------       -----------
GROSS PROFIT                                                                 --           345,826

OTHER OPERATING REVENUE                                                      --           380,344

OPERATING EXPENSES:
    Selling, General and Administrative Expenses                        295,272           860,105
                                                                    -----------       -----------
OPERATING LOSS                                                         (295,272)         (133,935)

OTHER INCOME (EXPENSES):
    Loss on Retirement of Fixed Assets                                       --           (14,726)
    Miscellaneous                                                            --            75,965
                                                                    -----------       -----------
                                                                             --            61,239
                                                                    -----------       -----------
LOSS BEFORE INCOME TAXES                                               (295,272)          (72,696)

INCOME TAX PROVISION                                                         --                --
                                                                    -----------       -----------

LOSS FROM CONTINUING OPERATIONS                                        (295,272)          (72,696)

DISCONTINUED OPERATIONS:
    Loss from Operations of Ostrich Segment Disposed of
       September 30, 1998 (Net of Income Taxes of $-0-)                (240,356)               --
    Loss on Disposal of Ostrich Segment (Net of Income
       Taxes of $-0-)                                                  (248,706)               --
                                                                    -----------       -----------
LOSS BEFORE EXTRAORDINARY ITEM                                         (784,334)          (72,696)

EXTRAORDINARY ITEM:
    Gain on Extinguishment of Debt (Net of Income Tax of $-0-)           22,425                --
                                                                    -----------       -----------

NET LOSS                                                            $  (761,909)      $   (72,696)
                                                                    ===========       ===========

NET LOSS PER SHARE:
    Loss from Continuing Operations                                 $     (0.08)      $     (0.02)
    Loss from Discontinued Operations                                     (0.07)               --
    Loss on Disposal of Business Segment                                     (0)               --
                                                                    -----------       -----------
    Loss Before Extraordinary Item                                        (0.22)            (0.02)
    Extraordinary Item                                                     0.01                --
                                                                    -----------       -----------
    Net Loss                                                        $     (0.21)      $     (0.02)
                                                                    ===========       ===========

AVERAGE COMMON SHARES OUTSTANDING                                     3,647,142         3,590,244
                                                                    ===========       ===========

The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Additional
                                           Common          Paid-in          Accumulated
                                            Stock          Capital            Deficit           Total
                                           -------       -----------        -----------       ---------
BALANCE, December 31, 1995                 $ 3,590       $ 3,779,217        $(2,897,058)      $ 885,749

    Net Loss                                   --                --             (72,696)        (72,696)
                                           -------       -----------        -----------        --------

BALANCE, December 31, 1996                   3,590         3,779,217         (2,969,754)        813,053

    Issuance of 75,000 Shares                   75               --                 --               75
    Net Loss                                   --                --            (761,909)       (761,909)
                                           -------       -----------        -----------        --------

BALANCE, December 31, 1997                 $ 3,665       $ 3,779,217        $(3,731,663)       $ 51,219
                                           =======       ===========        ===========        ========


The accompanying notes are an integral part of these financial statements.

                         PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                           For The Years Ended
                                                                                December 31,
                                                                       ---------------------------
                                                                          1997             1996
                                                                       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             $ (761,909)      $  (72,696)
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activities:
      Depreciation                                                        133,331          142,594
      Loss on Retirement or Write-Down of Assets                          282,887           14,726
      (Increase) Decrease in Accounts Receivable, Net                      51,740          (62,334)
      Decrease in Livestock Inventory                                     143,508          (26,098)
      Gain on Sale of Property and Equipment                              (34,181)             --
      Decrease in Other Current Assets                                        --             9,733
      Acquisition of Trading Securities                                       --               --
      Loss on the Expiration of Trading Securities                            --               --
      Increase (Decrease) in Accounts Payable and Accrued Liabilities     (22,871)           3,881
      Increase in Borrowings from Stockholders                              6,648           16,357
                                                                       ----------       ----------
        Net Cash Provided by (Used in) Operating Activities              (200,847)          26,163
                                                                       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES;
  Acquisition of Property and Equipment                                    (5,129)             --
  Proceeds from Sale of Property                                          114,181              --
                                                                       ----------       ----------
       Net Cash Provided by Investing Activities                          109,052              --
                                                                       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                                      --               --
  Proceeds from Issuance of Long-Term Debt                                150,000              --
  Repayment of Notes Payable                                              (58,205)         (26,163)
                                                                       ----------       ----------
       Net Cash Provided by (Used in) Financing Activities                 91,795          (26,163)
                                                                       ----------       ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     --               --
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR                                --               --
                                                                       ----------       ----------
CASH AND CASH EQUIVALENTS -- END OF YEAR                               $      --        $      --
                                                                       ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash Paid During the Year for:
      Interest                                                         $   23,015       $   34,446
                                                                       ==========       ==========


The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTES A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

              The accompanying financial statements of the Company reflect the combination of the Company, Pacesetter Ostrich Farm, Inc., (the Louisiana corporation) and Ostrich Breeders of North America, Inc. The reorganization has been accounted for as a reorganization of entries under common control in a manner similar to a pooling of interests.

              The Company was formerly a breeder of ostriches with sales primarily to foreign breeder markets in 1997. During 1997, this business segment was discontinued and the ostrich inventory and related property and equipment was sold (see Note J).

         USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         ACCOUNTS RECEIVABLE

              Accounts receivable are recorded at their estimated net realizable value. There were write-offs of $7,682 and $14,023 affecting bad debt expense during 1997 and 1996, respectively.

         LIVESTOCK INVENTORY

              The Company's inventory, included in net assets of discontinued operations during 1997, is valued at the lower of cost (under the specific identification method) or market and consists of live ostriches. During 1997, due to a significant deterioration in the ostrich market, the Company recorded a provision of approximately $235,877 for the decline in market value of ostriches in inventory.

         DEPRECIATION

              Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets which range from five to thirty years. Depreciation charged to operations for the years ended December 31, 1997 and 1996 amounted to $133,331 and $142,594, respectively.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTES A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INCOME TAXES

              For income tax reporting, the Company uses accounting methods that recognize depreciation on an accelerated basis for property and equipment. As a result, the basis for property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. These and other temporary differences have been accounted for under the provisions of Statement of Financial Accounting Standards No. 109.

         REVENUE

              Ostrich revenue is recognized as ostriches are sold and delivered. The Company made foreign sales of $778,773 and $575,000 in 1997 and 1996, respectively. Boarding and hauling fees are recognized as other operating revenue as due and totalled approximately $380,000 in 1996.

         EARNINGS PER SHARE

              The earnings per share calculations are based on the weighted average number of shares of common stock outstanding and common stock equivalents, unless their effect would be anti-dilutive.

         NON-DIRECT RESPONSE ADVERTISING

              The Company expenses advertising costs as incurred. Advertising expense charged to operations totaled $263 and $254 for the years ended December 31, 1997 and 1996, respectively.


NOTE B
         FINANCIAL AND OPERATING CONSIDERATIONS

              The Company has incurred substantial operating losses in 1992 through 1997. The Company has also experienced severe cash flow difficulties and has been unable to meet certain of its obligations as they have come due. Included in current liabilities at December 31, 1997 and 1996 are $391,899 and $450,104, respectively, in notes payable which are in default (see Note E) and significant past-due accounts payable. To date, the Company has been unable to reach a sufficient operating level to meet its operating costs, and it may be unable to meet its future commitments. As a result, there is substantial doubt about the ability of the Company to continue as a going-concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE C
         PROPERTY AND EQUIPMENT

              A summary of property and equipment is as follows:

                                                        1997             1996
                                                     ---------        ----------

              Land                                   $  27,000        $  144,727
              Buildings and Improvements                18,370         1,059,188
              Equipment                                 55,276           396,687
              Vehicles                                  33,799            60,447
                                                     ---------        ----------

              Total                                    134,445         1,661,049
              Less: Accumulated Depreciation            83,820           550,383
                                                     ---------        ----------

              Property and Equipment, Net            $ 50,625         $1,110,666
                                                     ========         ==========


              Effective December 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company recorded a loss provision of approximately $282,887 in 1997 for the write-off and retirement of fixed assets, which was not directly associated with this adoption.


NOTE D
         TRANSACTIONS WITH RELATED PARTIES

              In July 1993, the Company entered into a note receivable for $42,400 with a significant stockholder. The note bears interest at 8% per annum, and has no specified maturity date.

              The Company leases certain property in Folsom, Louisiana, on a month to month basis, from a major stockholder, on which a portion of the Company's operations is located. Total rent paid for December 31, 1997 and 1996 was $8,400, respectively.

              Advances from stockholders primarily consist of Company expenses paid by two major stockholders. These advances are non-interest bearing with no specified maturity date.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE E
         NOTES PAYABLE

              A summary of outstanding notes payable at December 31, 1997 and 1996 is as follows:

                                                                                  1997           1996
                                                                                --------       --------
              Private Placement Notes Payable
                 (See Description  Below)                                       $384,263       $425,735

              Notes payable for equipment purchase; interest at 13.2% per annum, payable in monthly installments of principal and
                 interest through April 1, 1996; Secured by the equipment
                 purchased (past due).                                             7,636          7,636

              Line of Credit - Bank; Interest at 9%; Interest payable
                 monthly; Due March 30, 1999; Secured by second mortgage
                 from a major shareholder and guaranteed by two major
                 shareholders.                                                   150,000            --

              Note Payable for vet clinic purchase; Interest at
                 8%; Monthly payments of principal and interest;
                 No specified maturity date.                                        --           16,733
                                                                                --------       --------

                                                                                $541,899       $450,104
                                                                                ========       ========

              In late 1991, the Company commenced a private placement to accredited investors, which offers to sell up to 80 units at $5,000 per unit. In early 1992, an additional private placement of 10 units was offered to one of the investors in the previous private placement on terms identical to the previous private placement. The Company received total subscriptions for 90 units ($450,000) upon completion of these offers. Each unit consisted of 5.555 shares of common stock and a promissory note for $5,000 with interest thereon at 10% per annum commencing at the closing. Interest is payable semi-annually.

              The principal portion of the notes was due upon the earlier of December 1, 1995 or receipt of sufficient proceeds by the Company under contracts for the sale of ostrich livestock anticipated to be fulfilled commencing July 1, 1992 (such determination to be made in the reasonable judgment of the Company's Board of Directors). As of December 31, 1997, principal of $384,263 was still outstanding.
         As a result, the Company is in default on these notes.


              Following are maturities of long-term debt:

              December 31,
              ------------
                  1998                                         $541,899
                                                               ========

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE F
         INCOME TAXES

              The reconciliation of the Federal statutory tax rate to the effective tax rate is as follows:

                                                                  1997         1996
                                                                  ----         ----
              Statutory Tax Rate                                    34%         34%
              State Taxes                                            3           3
              Benefit from NOL Carryforward not Recognized         (37)        (37)
                                                                   ---         ---

              Effective Tax Rate                                     0%          0%
                                                                   ===         ===


              Cumulative deferred taxes consist of the following temporary differences at an estimated effective Federal and state tax rate of 37%.

                                                                 1997               1996
                                                            ------------          --------

              Deferred Tax Liabilities:                     $     --              $ (30,500)
                                                            ------------          ---------

              Deferred Tax Assets:
                Net Operating Loss Carryforward                1,023,535            846,857
                Accounts Receivable Allowance                     17,613             -
                Inventory Basis                                   -                 211,640
                Property and Equipment                            74,718             64,106
              Less: Valuation Allowance                       (1,115,866)        (1,092,103)
                                                            ------------        -----------

              Deferred Tax Assets                                 --                   --
                                                            ------------         ----------

              Total Deferred Taxes                          $     --             $     --
                                                            ============         ==========

              At December 31, 1997, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $2,766,310 which expire in 2007 through 2014.

              The Company has generated losses from operations in 1992 through 1997. As a result, the Company does not believe it is more likely than not, it will be able to realize the NOL carryforwards through generation of future taxable income. Therefore, the Company has provided a valuation allowance for the entire amount of the deferred tax assets.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE G
         INCENTIVE STOCK OPTION PLAN

              During February, 1992, the Company adopted the 1992 Incentive Stock Option Plan (the "Plan") under which 200,000 shares of common stock have been reserved for issuance to employees of the Company. The exercise price of any stock option granted under the Plan to an eligible employee will be equal to the fair market value of the shares on the date of grant and with respect to persons owning more than 10% of the outstanding common stock, the exercise price will not be less than 110% of the fair market value of the shares. On May 28, 1994, the Company granted a total of 82,000 of such options to 13 of its key employees at $1.25 per share. None of these options were issued to Mr. Clemons (Vice President) or Dr. Wade (President). On January 16, 1995, the Company granted an additional 99,500 options to 13 of its key employees, including 20,000 options to both Dr. Wade and Mr. Clemons, at $0.75 per share. The 40,000 options issued to Dr. Wade and Mr. Clemons expire in January, 2000. The remaining 59,500 options expire in January, 2005.

              A summary of the status of the Plan as of December 31, 1997 and 1996 and changes during the years ending on those dates is presented below:


                                                         1997                       1996
                                                ----------------------    -----------------------
                                                              Weighted                  Weighted
                                                              Average                    Average
                                                              Exercise                  Exercise
                                                Shares          Price      Shares         Price
                                                -------       --------    --------      ---------
Outstanding at Beginning of Year                114,500        $ 0.92      138,500        $ 0.89
Granted                                          21,000          0.15           --            --
Exercised                                            --            --           --            --
Forfeited                                            --            --      (24,000)         0.75
                                                -------        ------      -------        ------
Outstanding at End of Year                      135,500        $ 0.80      114,500        $ 0.92
                                                =======        ======      =======        ======

Options Exercisable at Year End                 135,500        $ 0.80      114,500        $ 0.92
                                                =======        ======      =======        ======

Weighted Average Fair Value of

      Options Granted During the Year           $  0.15                   $     --
                                                =======                   ========

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE G
         INCENTIVE STOCK OPTION PLAN (Continued)

              The Company applies APB Opinion 25 in accounting of its Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan made in 1995 consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1997            1996
                                                      ---------        --------

         Net Loss as Reported Pro Forma               $(767,112)       $(77,797)
                                                      =========        ========

         Loss Per Share as Reported Pro Forma         $    (.21)       $   (.02)
                                                      =========        ========


              For purposes of the above computation, compensation cost was estimated using the Black-Scholes model with the following assumptions for 1995 and 1997: no dividend yield; on expected life of 5 to 10 years; expected volatility of 235.95 percent; and risk-free interest rate of 5.58 percent.


NOTE H
         STOCKHOLDER'S EQUITY

              The Company made a public offering of 1,000,000 shares of newly issued common stock in December 1992 at $4 per share. In addition, 100,000 warrants to purchase common stock were issued to the underwriters at an exercise price of 120% of the initial offering price. The warrants were exercisable commencing one year after the effective date of the registration of the shares and will expire four years thereafter (December 1997). In connection with the offering, the Company also agreed, under certain circumstances and at its sole expense, to register or qualify the underwriter's warrants and the warrant stock for sale.

              In 1997, the Company issued 75,000 shares of stock in exchange for legal services.


NOTE I
         COMMITMENTS AND CONTINGENCIES

              The Company is subject to the possibility of litigation in the ordinary course of business. The Company is not aware of any matters, which would have a significant impact on its financial condition or results of its operations.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE J
         DISCONTINUED OPERATIONS

              During 1997, the Company sold substantially all of the assets of its ostrich breeding segment. These assets consisted primarily of property and equipment and livestock inventory. Net assets sold, at their net realizable values, have been separately classified in the accompanying balance sheet at December 31, 1997.

              As described in Note C, property and equipment were written down to fair value, resulting in a $282,887 charge to operations in 1997. Sale of property and equipment netted proceeds of $114,181 in 1997, resulting in a gain in 1997 on the sale of assets of $34,181.

              As described in Note A, livestock inventory was adjusted to fair value in 1997, resulting in a $235,877 charge to operations in that year. Revenue generated from livestock sales totaled $778,773 and $831,964 for the years ending December 31, 1997 and 1996, respectively.


NOTE K
         TROUBLED DEBT RESTRUCTURING

              Due to the severe cash flow problems, the Company issued
         75,000 shares of the Company's $.001 par value stock in exchange for a payable for legal services totaling $22,500 in 1997. This transaction resulted in an extraordianry gain of $22,425 ($.01 per share), net of income tax of $-0-.