Form 10QSB
period 1998-03-31
PACESETTER OSTRICH FARM INC
filed 1999-09-15
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                           Commission File No. 1-11282

                          PACESETTER OSTRICH FARM, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


               Delaware                                   72-1186845
    -------------------------------                   -------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


     10135 Hereford Road, Folsom, Louisiana                70437
    ----------------------------------------             ----------
    (Address of Principal Executive Offices)             (Zip Code)


                                 (504) 796-5806
                (Issuer's Telephone Number, Including Area Code)
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

                               Yes     No
                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,950,224 shares of Common Stock at August 25, 1999.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - March 31, 1998 and December  31, 1997

Statement of Operations - Three Months Ended March 31, 1998 and
                          Three Months Ended March 31, 1997

Statements of Cash Flows - Three Months Ended March 31, 1998 and
                           Three Months Ended March 31, 1997

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS


                                                                                   March 31,       December 31,
                                                                                     1998              1997
                                                                                  -----------      ------------
                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and short term investments                                                 $    15,639                --
  Accounts receivable (net of allowance of $47,603 at
   March 31, 1998 and  December 31, 1997)                                              71,188            77,781
                                                                                  -----------       -----------
          Total current assets                                                         86,827            77,781
PROPERTY, PLANT, AND EQUIPMENT, net                                                    44,242            50,625
NOTE RECEIVABLE FROM STOCKHOLDER                                                       42,500            42,500
NET ASSETS OF DISCONTINUED OPERATIONS                                                 796,220           796,220
OTHER ASSETS                                                                           20,257             3,173
                                                                                  -----------       -----------
                                                                                  $   990,046       $   970,299
                                                                                  ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                        $   178,632           201,216
  Notes payable                                                                       541,523           541,899
  Advances from stockholders                                                          171,042           175,965
                                                                                  -----------       -----------
          Total current liabilities                                                   891,197           919,080

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,665,224  and 3,665,224 issued and outstanding
   as of March 31, 1998 and December 31, 1997, respectively                             3,665             3,665
  Additional paid-in-capital                                                        3,779,217         3,779,217
  Retained earnings (deficit)                                                      (3,684,033)       (3,731,663)
                                                                                  -----------       -----------
                                                                                       98,849            51,219
                                                                                  -----------       -----------
                                                                                  $   990,046       $   970,299
                                                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                -------------------------------
                                                    1998                1997
                                                -----------         -----------
SALES                                           $   164,017         $   161,445
COST OF SALES                                        17,300              17,842
                                                -----------         -----------
          Gross profit                              146,717             143,603

OPERATING EXPENSES:
  Operating                                          80,513             209,513
  General and administrative                         10,094              32,787
                                                -----------         -----------
  Operating Income (loss)                            56,110             (98,697)

OTHER INCOME (EXPENSES):
  Interest                                           (8,480)             (5,698)
  Other                                                  --                  --
                                                -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES                    47,630            (104,395)

INCOME TAX (EXPENSE) BENEFIT                             --                  --
                                                -----------         -----------
          Net income (loss)                     $    47,630         $  (104,395)
                                                ===========         ===========
NET INCOME (LOSS) PER SHARE                     $       .01         $      (.03)
                                                ===========         ===========
AVERAGE COMMON SHARES OUTSTANDING                 3,665,224           3,665,224
                                                ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                 1998            1997
                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                           $  47,630       $(104,395)
  Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation                                                  6,383          35,648
    Amortization                                                     --              --
    Change in deferred revenue                                       --              --
    Gain (Loss) on sale of assets                                    --              --
    Decrease (increase) in:
      Accounts receivable, net                                    6,593          96,591
      Livestock Inventory                                            --         (89,401)
      Deposit                                                        --              --
      Prepaid assets                                                 --              --
      Other current assets                                      (17,084)         (3,099)
    Increase (decrease) in -
      Accounts payable and accrued liabilities                  (22,584)         62,572
      Accrued interest payable                                       --              --
      Borrowings from stockholders                               (4,923)             --
      Deferred revenue                                               --              --
                                                              ---------       ---------
        Net cash provided (used) by operating activities         16,015          (2,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                      --          (1,223)
                                                              ---------       ---------
        Net cash used by investing activities                        --          (1,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from note payable                                     --              --
  Net proceeds from sale of stock                                    --          22,500
  Offering costs                                                     --              --
  Repayment of notes payable                                       (376)             --
                                                              ---------       ---------
        Net cash provided (used) by financing activities           (376)             --

        Net increase (decrease) in cash                          15,639          19,193
CASH AND SHORT-TERM                                                  --              --
INVESTMENTS AT BEGINNING OF PERIOD                                   --              --
CASH AND SHORT-TERM
INVESTMENTS AT END OF PERIOD                                  $  15,639       $  19,193
                                                              =========       =========
INCOME TAXES PAID                                             $      --       $      --
                                                              =========       =========
INTEREST PAID                                                 $   8,480       $   5,698
                                                              =========       =========

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

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2. Property, Plant, and Equipment:

     Property, plant, and equipment consist primarily of special-use assets for the production and raising of ostriches. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:

                                 Estimated
                                   Years           March 31,       December 31,
                                  (Lives)           1998             1997
                                 ---------         ---------       ------------
Land                                --             $ 27,000         $ 27,000
Buildings and Improvements       10 to 30            18,370           18,370
Equipment                         5 to 7             55,276           55,276
Vehicles                             5               33,799           33,799
                                                   --------         --------
                                                   $134,445         $134,445

Accumulated Depreciation
                                                    (90,203)         (83,820)
                                                   --------         --------
                                                   $ 44,242         $ 50,625
                                                   ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Results of Operations

     For the calendar quarter ended March 31, 1998 sales increased by $2,572 from $161,445 for the quarter ended March 31, 1997 to $164,017 for the quarter ended March 31, 1998. The increase in revenues during this period was immaterial.

     Operating expenses decreased from $209,513 for the quarter ended March 31, 1997 to $80,513 for the quarter ended March 31, 1998, representing a decrease of $129,000 due mostly to the general reduction in ostrich business conducted by the Company compared to the same quarter a year ago. General and administrative expenses decreased from $32,787 for the quarter ended March 31, 1997 to $10,094 for the quarter ended March 31, 1998 in conjunction with the reduction in ostrich operations.

     The Company incurred a net profit of $47,630 or $0.01 per share for the quarter ended March 31, 1998 compared to a net loss of $104,395 or $0.03 per share for the same quarter a year ago. The net profit for 1998 was mostly due to the reduction in operating costs as the Company limited its operations at the Willcox, Arizona facility to maintenance of existing birds and did not attempt to produce chicks in the current year. As a result, the Company sold ostriches from inventory that was produced from prior years' operations.

Liquidity and Capital Resources

     The Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. Although the Company has completed a number of international ostrich delivery contracts since 1995, there is no guarantee that future contract deliveries will be completed or that such deliveries will be profitable. As a result, there can be no assurances that the Company will continue as a going concern.

     During 1997, and continuing in 1998, management has vigorously pursued both consolidations within the ostrich industry as well as business opportunities outside the ostrich industry. At this time management has not secured what it believes to be an acceptable arrangement allowing for consoldation with other reputable ostrich companies. Due to the substantial doubt related to the future of the domestic ostrich business, management now is only pursuing ostrich business with respect to its South American sales, particularly Brazil. It is facilitating such sales through existing livestock produced in prior years. At the same time, management is evaluating other business opportunities outside the ostrich industry.

     Net cash used by operating activities was $2,084 for the quarter ended March 31, 1997 compared to cash provided of $16,015 for the quarter ended March 31, 1998 mostly as a result of the livestock write-offs reported for the quarter ended March 31, 1997. Cash used by investing activities decreased from $1,223 to $0 reflecting the substantial decrease in operations at the Willcox, Arizona facility in the current period. Net cash provided by financing activities decreased from $0 for the quarter ended March 31, 1997 to $(376) for the quarter ended March 31, 1998, reflecting an immaterial reduction in notes payable during the current quarter. Cash and short term investments for the Company decreased from $19,193 at March 31, 1997 to $15,639 at March 31, 1998 reflecting the differences described above.

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

     As of March 31, 1997, the Company held proprietary livestock which management has written down to its estimated fair market value of $227,267 at December 31, 1997. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

     As of March 31, 1998, under the Company's 1992 Incentive Stock Option Plan, a total of 110,000 options were issued but not exercised. Additionally, as of March 31, 1998, the Company had issued a total of 1,150,000 nonqualified options, based on an option price of $.15 per share, to four of its senior management in lieu of voluntary reductions in salary. As of the date of this filing none of either class of these options have been exercised.

Inflation

     Inflation has not had a material effect on the operations of the Company in the past, at the present time there is a substantial doubt that worldwide demand for ostrich products will create inflation for the next several years. Although as with any new commodity market, market trends and prices could fluctuate substantially.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of August, 1999.

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