Form 10QSB
period 1998-06-30
PACESETTER OSTRICH FARM INC
filed 1999-09-15
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                           Commission File No. 1-11282

                          PACESETTER OSTRICH FARM, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     72-1186845
  --------------------------------                  ---------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


 10135 Hereford Road, Folsom, Louisiana                    70437
--------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

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

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - June 30, 1998 and December 31, 1997

Statement of Operations - Three Months Ended June 30, 1998, and Three Months Ended June 30, 1997; Six Months Ended June 30, 1998, and Six Months Ended June 30, 1997

Statements of Cash Flows - Six Months Ended June 30, 1998 and Six Months Ended June 30, 1997

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                              ASSETS
                                              ------
                                                                                 June 30,            December 31,
                                                                               (unaudited)
                                                                                   1998                  1997
                                                                                   ----                  ----
  Cash and short term investments                                              $    15,604                   --
  Accounts receivable (net of allowance of $47,603 at
   June 30, 1998 and December 31, 1997)                                              3,295                 77,781
                                                                               -----------            -----------
          Total current assets                                                      18,899                 77,781

PROPERTY, PLANT, AND EQUIPMENT, net                                                 37,859                 50,625

NOTE RECEIVABLE FROM STOCKHOLDER                                                    42,500                 42,500

NET ASSETS OF DISCONTINUED OPERATIONS                                              796,220                796,220


OTHER ASSETS                                                                        14,748                  3,173
                                                                               -----------            -----------

                                                                               $   910,226            $   970,299
                                                                               ===========            ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                     $   228,192            $   201,216
  Notes payable                                                                    541,522                541,899
  Advances from stockholders                                                       188,860                175,965
                                                                               -----------            -----------
          Total current liabilities                                                958,574                919,080




STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized,
  3,665,224 and 3,665,224 issued and outstanding
  as of  June 30, 1998 and December 31, 1997, respectively                           3,665                  3,665
  Additional paid-in-capital                                                     3,779,217              3,779,217
  Retained earnings (deficit)                                                   (3,831,230)            (3,731,663)
                                                                               -----------            -----------
                                                                                   (48,348)                51,219
                                                                               -----------            -----------
                                                                               $   910,226            $   970,299
                                                                               ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)




                                                          Three Months Ended                       Six Months Ended
                                                              June 30,                                 June 30,
                                                      1998               1997                1998                1997
                                                      ----               ----                ----                ----
SALES                                             $    48,504         $   240,010         $   212,521         $   401,454

COST OF SALES                                          82,904             157,051             100,204             174,893
                                                  -----------         -----------         -----------         -----------
          Gross profit                                (34,400)             82,959             112,317             226,561

OPERATING EXPENSES:
  Operating                                            96,590             112,867             177,103             321,001
  General and administrative                           13,954              20,855              24,048              55,021
                                                  -----------         -----------         -----------         -----------
  Operating Income (loss)                            (144,944)            (50,763)            (88,834)           (149,461)

OTHER INCOME (EXPENSES):
  Interest                                             (2,253)            (19,600)            (10,733)            (25,298)
  Other                                                  --                   717                --                   717
                                                  -----------         -----------         -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES                    (147,197)            (69,646)            (99,567)           (174,012)

INCOME TAX (EXPENSE) BENEFIT                             --                  --                  --                  --
                                                                      -----------         -----------         -----------
          Net income (loss)                       $  (147,197)        $   (69,646)        $   (99,567)        $  (174,712)
                                                  ===========         ===========         ===========         ===========


NET INCOME (LOSS) PER SHARE                       $      (.04)               (.02)        $      (.03)        $      (.05)
                                                  ===========         ===========         ===========         ===========

AVERAGE COMMON SHARES OUTSTANDING                   3,665,224           3,665,244           3,665,224           3,665,244
                                                  ===========         ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                       1998               1997
                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                 $ (99,567)         $(174,012)
  Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation                                                                       12,766             71,296
    Amortization                                                                         --                 --
    Change in deferred revenue                                                           --                 --
    Gain (Loss) on sale of assets                                                        --                 (372)
    Decrease (increase) in :
      Accounts receivable, net                                                         74,486             78,523
      Livestock Inventory                                                                --              (83,144)
      Deposit                                                                            --                 --
      Prepaid assets                                                                     --                 --
      Other current assets                                                               --              (17,545)
      Other assets                                                                    (11,575)              --
    Increase (decrease) in -
      Accounts payable and accrued liabilities                                         26,975             60,841
      Accrued interest payable                                                           --               19,600
      Borrowings from stockholders                                                     12,895              5,113
      Deferred revenue                                                                   --                 --
                                                                                    ---------          ---------
        Net cash provided (used) by operating activities                               15,980            (39,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                                          --               (5,129)
  Proceeds from sale of property                                                         --               60,000
                                                                                    ---------          ---------
        Net cash provided (used) by investing activities                                 --               54,871

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of restricted stock                                                           --               22,500
  Offering costs                                                                         --                 --
  Repayment of notes payable                                                             (376)           (44,738)
                                                                                    ---------          ---------
        Net cash provided (used) by financing activities                                 (376)           (22,238)

        Net increase (decrease) in cash                                                15,604             (7,067)
CASH AND SHORT-TERM                                                                      --                 --
INVESTMENTS AT BEGINNING OF PERIOD                                                       --                  343
CASH AND SHORT-TERM
INVESTMENTS AT END OF PERIOD                                                        $  15,604          $  (6,724)
                                                                                    =========          =========
INCOME TAXES PAID                                                                   $    --            $    --
                                                                                    =========          =========
INTEREST PAID                                                                       $  10,733          $  25,298
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

     The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Property, Plant, and Equipment:

     Property, plant, and equipment consist primarily of special-use assets for the production and raising of ostriches. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                                           Estimated             June 30,             December 31,
                                             Years                 1998                  1997
                                            (Lives)

      Land                                     --               $  27,000              $  27,000
      Buildings and Improvements            10 to 30               18,370                 18,370
      Equipment                              5 to 7                55,276                 55,276
      Furniture and Fixtures                    5                  33,799                 33,799

                                                                ---------              ---------
                                                                $ 134,445              $ 134,445

      Accumulated Depreciation
                                                                  (96,586)               (83,820)
                                                                ---------              ---------
                                                                $  37,859              $  50,625
                                                                =========              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Results of Operations

     For the calendar quarter ended June 30, 1998, sales decreased by $191,506 from $240,010 for the quarter ended June 30, 1997 to $48,504 for the quarter ended June 30, 1998. Sales decreased from $401,454 for the six months ended June 30, 1997, to $212,521 for the six months ended June 30, 1998. The overall decrease in sales reflects the continued general decline in domestic business in the current year.

     Cost of sales decreased from $157,051 for the quarter ended June 30, 1997, to $82,904 for the quarter ended June 30, 1998. For the six months ended June 30, 1997 and 1998, cost of sales decreased from $174,893 to $100,204 respectively. The decrease in cost of sales from the prior year was attributable to the continued general decline in business in the current year compared to the same periods a year ago. The Company's gross profit decreased from $82,959 for the quarter ended June 30, 1997 to a loss of $34,400 for the quarter ended June 30, 1998, representing a decrease of $117,359. For the six months ended June 30, 1997 and 1998, gross profit decreased from $226,561 to $112,317 respectively. Such decreases are a result of the continued general decline in the ostrich business, particularly within the United States.

     Operating expenses decreased from $112,867 for the quarter ended June 30, 1997 to $96,590 for the quarter ended June 30, 1998 representing a decrease of $16,277 reflecting continued measures taken by the Company to reduce operating costs in consideration of the continued general decline in the ostrich business. Operating expenses decreased from $321,001 for the six months ended June 30, 1997, to $177,103 for the six months ended June 30, 1998, representing a decrease of $143,898 due to the reductions in operations at the Willcox, Arizona facility in light of the continued general decline in the ostrich business. General and administrative expenses decreased from $20,855 for the quarter ended June 30, 1997 to $13,954 for the quarter ended June 30, 1998 representing a decrease of $6,901. General and administrative expenses also decreased from $55,021 for the six months ended June 30, 1997, to $24,048 for the six months ended June 30, 1998, representing a decrease of $30,973. Such decreases were due to the continued reduction in the Company's operation in conjunction with the continued decline in the ostrich business.

     The Company incurred a net loss of $147,197 or $0.04 per share for the quarter ended June 30, 1998 compared to a net loss of $69,646 or $0.02 per share for the same quarter a year ago. The company incurred a net loss of $99,567 for the six months ended June 30, 1998, compared to a net loss of $174,712 for the six months ended June 30, 1997. Such decreases reflect the continued decline in the ostrich business coupled with the Company's continued efforts to reduce operating costs in recognition of the decrease in business.

Liquidity and Capital Resources

     The Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. As a result, there can be no assurances that the Company will continue as a going concern.

     Net cash provided by operating activities was $15,980 for the six months ended June 30, 1998 compared to cash used of $39,700 for the six months ended June 30, 1997 mostly as a result of the reductions in operating costs in the current year compared to the losses in the six months ended June 30, 1997. Cash provided from investing activities decreased from $54,871 for the six months ended June 30, 1997 compared to $0 for the six months ended June 30, 1998, mostly due to the Company's sale in 1997 of property owned in Willcox, Arizona and formerly operated as a veterninary clinic. Cash flows used in financing activities was $22,238 for the six months ended June 30, 1997, compared to $376 for the six months ended June 30, 1998, reflecting both the issuance of restricted stock and repayments of notes payable in the prior year. Cash and short term investments for the Company increased from $(6,724) at June 30, 1997 to $15,604 at June 30, 1998 reflecting the limited cash flow during both periods as previously described.

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

     As of June 30, 1997, the Company held proprietary livestock which management had written down to its estimated fair market value of $227,267 at December 31, 1997. There can be no assurances, however, that the Company will be able to realize such aggregate market value at the time of sale or other disposition.

     As of June 30, 1998, under the Company's 1992 Incentive Stock Option Plan, a total of 110,000 options were issued but not exercised. Additionally, as of June 30, 1998, the Company had issued a total of 1,150,000 nonqualified options, based on an option price of $.15 per share, to four of its senior management in lieu of salary. As of the date of this filing none of either class of these options have been exercised.

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

                                            PACESETTER OSTRICH FARM, INC.


                                            By: S/S Walter R. Green, Jr.
                                                -------------------------------
                                                Walter R. Green, Jr.
                                                Chief Financial &
                                                Accounting Officer