Form 10QSB
period 1998-09-30
PACESETTER OSTRICH FARM INC
filed 1999-09-15
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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


                                 (504) 796-5806
              ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - September 30, 1998 and December 31, 1997

Statement of Operations - Three Months Ended September 30, 1998, and Three Months Ended September 30, 1997; Nine Months Ended September 30, 1998, and Nine Months Ended September 30, 1997

Statements of Cash Flows - Nine Months Ended September 30, 1998 and Nine Months Ended September 30, 1997

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS


                                                                     September 30,    December 31,
                                                                     (unaudited)
                                                                         1998             1997
                                                                     -------------    ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and short term investments                                    $   164,627       $        --
  Accounts receivable (net of allowance of $47,603 at
  September 30, 1998 and December 31, 1997)                                3,295            77,781
                                                                     -----------       -----------
          Total current assets                                           167,922            77,781

PROPERTY, PLANT, AND EQUIPMENT, net                                       31,476            50,625
NOTE RECEIVABLE FROM STOCKHOLDER                                          42,500            42,500
NET ASSETS OF DISCONTINUED OPERATIONS                                     31,366           796,220
OTHER ASSETS                                                              14,748             3,173
                                                                     -----------       -----------
                                                                     $   288,012       $   970,299
                                                                     ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                           $   156,256       $   201,216
  Notes payable                                                          397,015           541,899
  Advances from stockholders                                             179,626           175,965
                                                                     -----------       -----------
          Total current liabilities                                      732,897           919,080

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized,
  3,665,224 and 3,665,224 issued and outstanding
  as of  September 30, 1998 and December 31, 1997, respectively            3,665             3,665
  Additional paid-in-capital                                           3,779,217         3,779,217
  Retained earnings (deficit)                                         (4,227,767)       (3,731,663)
                                                                     -----------       -----------
                                                                        (444,885)           51,219
                                                                     -----------       -----------
                                                                     $   288,012       $   970,299
                                                                     ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                             Three Months Ended                   Nine Months Ended
                                                September 30,                       September 30,
                                       -----------------------------       -----------------------------
                                           1998              1997              1998              1997
                                       -----------       -----------       -----------       -----------
SALES                                  $    29,107       $   374,615       $   241,628       $   776,069

COST OF SALES                              239,297           223,986           339,501           398,879
                                       -----------       -----------       -----------       -----------
          Gross profit                    (210,190)          150,629           (97,873)          377,190

OPERATING EXPENSES:
  Operating                                132,622           120,669           309,725           442,677
  General and administrative                31,519            18,503            55,567            72,516
                                       -----------       -----------       -----------       -----------
  Operating Income (loss)                 (374,331)           11,457          (463,165)         (138,003)

OTHER INCOME (EXPENSES):
  Interest                                 (22,206)          (18,360)          (32,939)          (43,659)
  Other                                         --             1,120                --             1,838
                                       -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES         (396,537)           (5,783)         (496,104)         (179,824)
INCOME TAX (EXPENSE) BENEFIT                    --                --                --                --
                                       -----------       -----------       -----------       -----------
          Net income (loss)               (396,537)      $    (5,783)      $  (496,104)      $  (179,824)
                                       ===========       ===========       ===========       ===========
NET INCOME (LOSS) PER SHARE            $      (.10)             (.00)      $      (.13)      $      (.05)
                                       ===========       ===========       ===========       ===========
AVERAGE COMMON SHARES OUTSTANDING        3,665,224         3,665,224         3,665,224         3,665,224
                                       ===========       ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                   -------------------------
                                                                      1998            1997
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                $(496,104)      $(179,824)
  Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation                                                      19,149         105,277
    Amortization                                                          --              --
    Gain (Loss) on sale of assets                                         --              --
    Decrease (increase) in :
      Accounts receivable, net                                        74,486          46,539
      Livestock Inventory                                                 --         (80,863)
      Prepaid assets                                                      --              --
      Other current assets                                                --         (38,572)
      Other assets                                                   (11,575)             --
    Increase (decrease) in -
      Accounts payable and accrued liabilities                       (44,960)         84,841
      Accrued interest payable                                            --          29,400
      Borrowings from stockholders                                     3,661          (2,137)
      Deferred revenue                                                    --              --
                                                                   ---------       ---------
        Net cash provided (used) by operating activities            (455,343)        (35,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                                       (5,129)
  Proceeds from sale of net assets of discontinued operations        764,854
  Proceeds from sale of property                                                      60,000
                                                                   ---------       ---------
        Net cash provided (used) by investing activities             764,854          54,871

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of restricted stock                                                        22,500
  Offering costs                                                          --              --
  Repayment of notes payable                                        (144,884)        (45,598)
                                                                   ---------       ---------
        Net cash provided (used) by financing activities            (144,884)        (23,098)

        Net increase (decrease) in cash                              164,627          (3,566)
CASH AND SHORT-TERM                                                       --              --
INVESTMENTS AT BEGINNING OF PERIOD                                        --              --
CASH AND SHORT-TERM
INVESTMENTS AT END OF PERIOD                                       $ 164,627       $  (3,566)
                                                                   =========       =========
INCOME TAXES PAID                                                  $      --       $      --
                                                                   =========       =========
INTEREST PAID                                                      $  32,939       $  25,298
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

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Property, Plant, and Equipment:

     Property, plant, and equipment consist primarily of special-use assets for the production and raising of ostriches. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:

                                 Estimated
                                   Years         September 30,      December 31,
                                  (Lives)            1998               1997
                                 ---------       -------------      ------------
Land                                 --           $  27,000          $ 27,000
Buildings and Improvements        10 to 30           18,370            18,370
Equipment                          5 to 7            55,276            55,276
Furniture and Fixtures                5              33,799            33,799
Construction
  in Progress
                                                  ---------          --------
                                                  $ 134,445          $134,445

Accumulated Depreciation                           (102,969)          (83,820)
                                                  ---------           -------
                                                  $  31,476          $ 50,625
                                                  =========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Results of Operations

     For the calendar quarter ended September 30, 1998, sales decreased by $345,508 from $374,615 for the quarter ended September 30, 1997 to $29,107 for the quarter ended September 30, 1998. Sales decreased from $776,069 for the nine months ended September 30, 1997, to $241,628 for the nine months ended September 30, 1998. The overall decrease in sales reflects the continued general decline in the ostrich business.

     Cost of sales increased from $223,986 for the quarter ended September 30, 1997, to $239,297 for the quarter ended September 30, 1998. For the nine months ended September 30, 1997 and 1998, cost of sales decreased from $398,879 to $339,501 respectively. The increase in cost of sales as a percentage of sales from the prior year's figures was attributable to the continued decline in the ostrich business. The Company's gross profit decreased from $150,629 for the quarter ended September 30, 1997 to a loss of $210,190 for the quarter ended September 30, 1998, representing a decrease of $360,819. For the nine months ended September 30, 1997 and 1998, gross profit decreased from $377,190 to a loss of $97,873 respectively. Such decreases are a result of the continued general decline in the ostrich business.

     Operating expenses increased from $120,669 for the quarter ended September 30, 1997 to $132,622 for the quarter ended September 30, 1998 representing an increase of $11,953. Operating expenses decreased from $442,677 for the nine months ended September 30, 1997, to $309,725 for the nine months ended September 30, 1998, representing a decrease of $132,952. Such decreases reflect the costs associated with preparations to complete the sale of the Company's Willcox, Arizona facility, as well as all of its livestock inventory. General and administrative expenses increased from $18,503 for the quarter ended September 30, 1997 to $31,519 for the quarter ended September 30, 1998, representing an increase of $13,016. General and administrative expenses decreased from $72,516 for the nine months ended September 30, 1997, to $55,567 for the nine months ended September 30, 1998, representing a decrease of $16,949. Such increases were mostly due to the preparation to discontinue operations at the Willcox facility.

     The Company incurred a net loss of $396,537 or $0.10 per share for the quarter ended September 30, 1998, compared to a net loss of $5,783 or $0.00 per share for the same quarter a year ago. The company incurred a net loss of $496,104 for the nine months ended September 30, 1998, compared to a net loss of $179,824 for the nine months ended September 30, 1997. Such decreases reflect the increased costs previously described related to the Company's discontinuance of the operations at the Willcox facility in conjunction with the continued general decline in ostrich prices and volumes.

Liquidity and Capital Resources

     The Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. As a result, there can be no assurances that the Company will continue as a going concern. At this time, management has exhausted all efforts to obtain what it believes would be a favorable opportunity within the ostrich industry. As a result, the Company has begun operations during the last two weeks of the quarter ended September 30, 1998, related to the underground construction business. The Company has obtained key personnel with substantial experience in many phases of construction, particularly telecommunications construction. The Company plans to utilize the proceeds from the sale of its Willcox, Arizona facility and inventory to extinguish certain of its overdue obligations and begin developing its telecommunications construction business. Refer also to the Company's Form 10-KSB for the year ended December 31, 1998, simultaneous with this report.

     Net cash used by operating activities was $455,343 for the nine months ended September 30, 1998 compared to cash used of $35,339 for the nine months ended September 30, 1997 mostly as a result of the increased net losses associated with the decline of the ostrich business and the ultimate disposition of the Willcox facility. Cash provided from investing activities increased to $764,854 for the nine months ended September 30, 1998, compared to $54,871 for the nine months ended September 30, 1997, mostly due to the disposition of the Willcox facility. Cash flows used in financing activities was $144,884 for the nine months ended September 30, 1998, compared to $23,098 for the nine months ended September 30, 1997, reflecting both the issuance of restricted stock in the prior year and repayments of notes payable in the current year. Cash and short term investments for the Company increased from $(3,566) at September 30, 1997, to $164,627 at September 30, 1998 reflecting the Company's liquidation of the Willcox facility and inventory in the current year.

     As of September 30, 1998, under the Company's 1992 Incentive Stock Option Plan, a total of 110,000 options were issued but not exercised. Additionally, as of September 30, 1998, the Company had issued a total of 1,150,000 nonqualified options, based on an option price of $.15 per share, to four of its senior management in lieu of salary. As of the date of this filing none of either class of these options have been exercised.

Inflation

     While inflation has not had a material effect on the operations of the Company in the past, at the present time it is not anticipated that inflation will be a material factor in the foreseeable future.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25st day of August, 1999.


                                            PACESETTER OSTRICH FARM, INC.


                                            By: S/S Walter R. Green, Jr.
                                                -------------------------
                                                Walter R. Green, Jr.
                                                Chief Financial &
                                                Accounting Officer