Form 10KSB
period 1998-12-31
PACESETTER OSTRICH FARM INC
filed 1999-09-15
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1998

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

Securities registered under Section 12(b) of the Exchange Act:

                                          Name of Each Exchange
    Title of Each Class                    on Which Registered
    -------------------                   ---------------------

Common Stock ($.001 par value)             OTC Bulletin Board


Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----
                                (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ___ No __X___

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                               ---

     State issuer's revenues for its most recent fiscal year. $444,641
                                                              --------

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

          3,950,224 shares of Common Stock, $.001 par value, as of August 25, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                                         Part of Report
             --------                                         --------------
Registration Statement on Form S-18, as                             IV
Amended, (Registration No. 33-49228-FW)
declared effective on December 15, 1992

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Ostrich

     Pacesetter Ostrich Farm, Inc. (the "Company") is engaged in the care, management, breeding and sale of ostriches and ostrich products. The Company, which owned and operated one of the largest ostrich farm facilities in the United States, maintained and bred ostriches owned primarily by the Company as well as for investors. The ostrich industry presently generates estimated revenues in excess of $250 million for the Union of South Africa which controls 90% of the worldwide market for unprocessed ostrich products. The ostrich, which is part of the flightless ratite family of birds, is valued worldwide for its meat (which has a beef like taste and consistency but with the fat and cholesterol content comparable to fish and less than other farm poultry), for its durable and ornamental hide and for its wing, tail and body plumes which are used for decorative, dusting and filtration purposes. Currently, ostrich components and elements are supplied for the worldwide market predominantly by South Africa which regulates the processing and dissemination of its raw material and ostrich products.

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

     During the course of the Company's past several fiscal years, the Company has experienced substantial net operating losses as well as significant reductions in cash flows. Following the Company's initial public offering in December 1992, a rapid expansion of operating facilities was commenced at the Willcox, Arizona facilities. Such expansion initially produced expected net operating losses during 1993. Since that time, and through 1998, however, the Company experienced net operating losses which resulted from lower than expected revenues and losses resulting from the sale of the Company's facilities located in Willcox, Arizona. Such decreases resulted from the reduction in prices received from international shipments and continued decreases in market prices for live ostriches within the United States compared to prior year prices. In addition, domestic sales volumes were very sporadic due to uncertainty about the future of the domestic commercial market.

                                  Construction

     During the fourth quarter of 1998 the company completed its disposition of most of its assets used in the ostrich business. The company simultaneously acquired its first piece of underground construction equipment, and together with some of its existing trucks and equipment, began operations as a sub-contractor placing underground conduit for fiber optic cable.

Background

     While the ostrich industry has previously generated certain interest in the United States as an alternative agricultural livestock business, ostrich farming has never previously gained a strong foothold in this country based on a general lack of knowledge and understanding concerning the care and breeding of ostriches as well as an absence of protocol and husbandry relative to their maintenance. For more than 100 years, however, the ostrich industry has been nurtured, developed and monopolized by the Union of South Africa which controls an estimated 90% of the worldwide market for raw material ostrich products. It is further estimated that the Union of South Africa receives revenues in excess of $250 million from the worldwide distribution of ostrich products. At an early stage, South Africa realized that the financial benefits to be derived from the species were multi-dimensional. As a consequence, the South African government originally passed stringent laws forbidding exportation of sexually viable birds or fertile eggs and established various protocols for the maintenance of its virtual monopoly on ostrich development and commercial exploitation by limiting the dissemination of information concerning ostrich farming and access to ostrich rearing facilities. Despite these efforts, ostrich farming became a growing alternative agricultural/livestock business in the United States, Canada, Europe, and Australia. Even more recently, due to the political uncertainties within the country of South Africa, there has been a disintegration of the monopolistic practices traditionally used in South Africa. As a result, exportation of live ostriches from South Africa has now increased and sales prices of ostrich products originating from South Africa have decreased considerably. These developments have resulted in increased competition in the worldwide market for both live ostriches and ostrich products. In addition, during 1997 and continuing through 1998 domestic prices for slaughter ostriches have consistently fallen below the cost of production. These factors coupled with significant reductions in prices to be received for international shipments of ostriches have led management to a decision to begin the development of business other than ostrich farming.


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

                                Construction Data

     The company's construction operations currently consist of underground utility construction, including fiber optics, water, electrical, and sewage lines construction. Due to the current substantial demand for high-speed broad band communications infrastructure, the majority of work completed to date relates to completion of fiber optic trunk lines. Currently, much of such construction is concentrated in metropolitan areas with greater population densities. Accordingly, these highly developed areas require less intrusive methods of placement. As a result, directional boring is the preferred method of construction for many of these systems. Directional boring equipment provides the ability to steer, or "direct", a series of drilling rods at various depths (typically not more than 40 feet deep) from one surface point to another. This facilitates the ability to traverse streets, highways, rivers, railroads and other obstructions without the disruption caused by trenching. Once the initial "bore" is made, a conduit pipe (usually flexible plastic or steel) is pulled back through the bore, resulting in an underground conduit pipe of generally 100-1500 feet in length. Such conduits are joined to each other with the installation of manholes. Once complete, these conduits can house fiber cable, electric cable, TV cable or telephone cable. Underground placement of such lines is necessary for placement of multi-duct fiber systems. Consequently, most of the above ground copper lines in the United States are being systematically replaced with underground fiber optic cable. Such infrastructure is underway to facilitate the high-speed broad band type communications which have come into demand along with the proliferation of multi-media computers and other high speed electronic communication devices.


Ostrich Products and Industry Economics

     There is a potential market for almost every part of the ostrich carcass. However, the most significant products of the ostrich are its meat, leather, and feathers.

     An 11 to 14 month old ostrich produces approximately 70 to 100 pounds of boneless meat which provides for wholesale prices of $1.00 to $8.00 per pound following slaughter. The meat is served in certain establishments under the menu designation "filet de comella" and is a red meat with a flavor and appearance comparable to beef or veal. The meat is highly valued in countries such as Japan and on the European continent because of its flavor as well as its low fat and calories which are comparable to fish and less than most poultry. The meat is considered a favorable source of protein, vitamins and minerals.

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

     At the present time the market for ostrich components as well as live ostriches is very sporadic within the United States. Prices to be received for slaughter ostriches are $0 to $150 each. Due to the continued disintegration of the domestic ostrich business pricing for fertile eggs, chicks, and mature breeders during 1998 are unavailable. During 1998, many farmers including this Company did not produce eggs. In addition, many farmers accepted $50 or less per bird for mature breeders in an effort to exit the ostrich business. In September 1998, the Company sold its Willcox, Arizona facility for approximately $425,000 and shipped all of it approximately 800 birds, including all of its mature breeders, in a package sale for approximately $50 per bird. Although such prices are substantially lower than pricing received in prior years, there are no assurances that prices will stabilize at these levels.


                              Construction Industry

     It is generally estimated that the market for telecom infrastructure services exceeded $15 billion in 1998. Management believes that this industry presents substantial growth opportunities for companies which efficiently provide comprehensive technical capabilities, and responsive quality service. To date, growth in telecommunication (telecom) construction has been driven by the following trends:

TELECOM DEREGULATION. The Telecommunications Act of 1996 substantially revised prior law by preempting state and local government control over access to the telecom market and eliminating certain regulatory barriers to competition. Management believes the elimination of these entry barriers has and will continue to increase competition among telecom providers. In addition, many state regulatory commissions eliminated pricing regulations for telecom providers, thus requiring such providers to be price competitive and thereby become efficient in installing and maintaining their telecom infrastructure. As a result, telecom providers are entering new markets, offering services that once were reserved for incumbent telecom providers, and expanding and improving their existing networks.
GROWTH IN BANDWIDTH DEMAND. Growth in demand for telecommunications voice traffic, electronic commerce, delivery of information and entertainment services, and the growth, use and reliance on personal computers has created an increased need for greater bandwidth. Bandwidth controls both the speed and breadth of voice, video and data communications and is limited by the size of the cable or other facilities through which communications flow. Because of the physical limitations of existing network facilities, telecom providers are upgrading facilities with new and innovative technology, expanding and, in many cases, replacing existing telecom infrastructure to allow for increased bandwidth in order to offer faster and greater volume of communications flow. INCREASED OUTSOURCING. The need to upgrade and expand telecom infrastructure as a result of deregulation and the growth in demand for enhanced telecom services and bandwidth are expected to continue to increase the current level of outsourcing to telecom infrastructure service providers. The outsourcing trend has largely been driven by the efforts of telecom providers to expedite the expansion, maintenance, replacement and enhancement of their infrastructure, to reduce costs and to focus on their core competencies. Companies that specialize in providing telecom infrastructure services are able to provide these services on an effective and low cost basis.
INTERNAL GROWTH. Management's goal is to focus on generating internal growth by
(1)increasing the volume of services provided to existing customers in their current markets, (2) expanding the scope of services provided to existing customers, (3) broadening our customer base, and (4) geographically expanding our service area.


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

     The Company has facilities located in Folsom, Louisiana. In September 1998 the Company sold its Willcox, Arizona facility for approximately $425,000. The Louisiana facilities are located on 65 acres of improved farmland approximately 60 miles north of New Orleans which was previously employed for Mr. Clemons' cattle operations. These facilities consist of a 1,500 square foot incubation facility, a 144 square foot portable incubation building a 288 square foot portable storage building, two barns comprising approximately 5,000 square feet, office facilities and in excess of 7,000 square feet of fencing.


Marketing and Sales

                                     Ostrich

     The Company generally sold a combination of slaughter birds domestically as well as limited numbers of international shipments of breeder ostriches. The Company's marketing program is undertaken through word of mouth referrals based on its reputation in the industry.

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

     In addition to leather the Company also began limited processing and sales of ostrich meat in 1995. In November 1994, the Company had received U.S.D.A. meat labeling approval to commercially process ostrich meat. Since that time the Company began selling various cuts of ostrich meat to upscale restaurants and specialty stores. Although customer acceptance of the product has been very positive based on quality, taste and tenderness, the Company did meet price resistance at the initial pricing of $28 per pound. As processing and other costs have decreased, the Company made adjustments in pricing. Such price reductions have generally increased demand, but the Company experienced severe limitations in the number of birds for which it could receive U.S.D.A. inspection. By mid-1995 the limitation on available U.S.D.A. inspection had caused the Company to experience difficulties in supplying customers. In some cases, the Company purchased ostrich meat from other processors in order to cover customer orders. As a result, the Company had to discontinue processing of ostriches and forward its existing ostrich meat customers to other processors until such time as the inspection problem could be eliminated. Generally, this problem was experienced throughout the ostrich industry because U.S.D.A. ostrich inspection is voluntary, not mandatory, and can only be provided when there are no scheduling conflicts with regard to inspection of livestock with are classified under mandatory inspection. This industry problem had been addressed by the American Ostrich Association which made great strides since 1995 to improve the availability of U.S.D.A. inspection for ostriches. Dr. Wade, as a member of the Board of the American Ostrich Association has done extensive work on this matter. Based on management's assessment of this matter, the industry has made improvements in the availability of U.S.D.A. inspection. However, processing costs have remained unacceptably high due to the voluntary inspection issue. To date, only proprietary ostrich processors have achieved acceptable processing costs. In 1997 and 1998, management pursued a number of strategic alliances with several of the leading processors as well as substantial financing packages in an effort to increase volume and reduce costs to a viable level. However, during these years the Company was not able to reach any satisfactory arrangements. As a result, the Company sold its Willcox, Arizona facility and liquidated all of its ostrich inventory during 1998.

                                  Construction

     The Company uses a variety of methods to obtain new business including trade publications, word-of-mouth referrals, and through repeat business based on past performance. Upon entering this business, the Company retained the services of several key personnel which, through existing professional relationships, have accelerated initial growth within the telecom construction operations of the Company.

Competition and Price Uncertainty

                                     Ostrich

     During 1998 there were further decreases in pricing compared to 1997 as the number of available commercial slaughter birds continued to outstrip the demand for ostrich products. Furthermore, changes in policies by the Union of South Africa involving the relaxation of export restrictions further impacted price levels in the world market for both products and live ostriches.

                                  Construction

     The telecom construction industry is highly competitive and is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. There are no substantial barriers to entry in the industry and competition may intensify in the future. As a result, an organization that has adequate financial resources, access to technical expertise, and provides quality service may become highly successful in the industry. Competition in the industry depends on a number of factors, including price, quality of service, and the ability to complete projects in a timely manner. Management believes it currently delivers a quality service at competitive cost structures within specified time parameters.


Business Regulations and Insurance

                                     Ostrich

     The Company is subject to various city and county occupational licensing laws that apply to its business, but at the present time is not subject to any regulations or laws pertaining to livestock maintenance and care.

                                  Construction

     The Company is subject to various federal, state, and local regulations with regard to its underground construction business. Among these are safety/OSHA, traffic control, building code specifications, utility notifications, and certain contractor licensing (where applicable) laws and/or regulations. The Company maintains general liability, automobile, workers' compensation, and other relevant coverages under a master insurance policy designed specifically for the underground construction industry.


Trademarks and Copyrights

Ostrich

     The Company does not believe at the present time that its trademarks will be critical to the success of its operations.

                                  Construction

     On October 30, 1998, the Company registered the trade name "Pacesetter Communications" with the Louisiana Secretary of State for a term of ten years. Such trade name facilitates business until such time as the company is able to complete the requirements for a formal name change of the corporation.


Employees

     As of December 31, 1998, the Company employed a total of 10 full time employees including three executive officers, six construction workers, and one clerical person.



ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's present facilities consist of its Folsom, Louisiana facilities. The Willcox, Arizona facility was sold in September 1998.

     The Louisiana location consists of improved farmland on 65 acres located approximately 60 miles north of New Orleans. The present facilities consist of a 1,500 square foot incubation building, a 144 square foot portable building, a 288 square foot portable storage building, two barns comprising approximately 5,000 square feet, office facilities and in excess of 7,000 feet of fencing. These facilities were originally acquired from Mr. Clemons, the Company's Executive Vice President and a principal stockholder. The Company currently leases the portion of such property which is used for farm operations and the Company's headquarters.

     Effective November 1, 1992, the Company leased additional farm facilities from Poderco Limited Partnership and the LBR Trust, both of which are unaffiliated entities, consisting of approximately 320 acres of partially improved farmland approximately 70 miles southeast of Tucson, Arizona. In January 1993, the Company purchased this property for $225,000 payable by the issuance of the Company's promissory note in the principal amount of $134,000 and the application of prior lease payments to the remaining balance. The promissory note was repaid on April 21, 1993. Such facility, which was formerly used for agricultural and livestock purposes, has been substantially improved and now consists of state of the art breeding and chick rearing facilities including approximately 90 acres of ostrich breeder facilities, 45 acres of ostrich chick and juvenile facilities, 90 acres of alfalfa fields, incubation facilities, storage and feeding facilities, fencing, irrigation wells, and approximately 90 acres of additional land not developed. This Arizona facility was sold in September 1998 for approximately $425,000.

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


ITEM 3. LEGAL PROCEEDINGS

     On October 28, 1998, suit was filed against the Company by American Superior Feeds, Inc. for approximately $32,000 related to overdue feed bills. On January 13, 1999, the Company entered into a full settlement agreement in exchange for cash payment totaling approximately $20,000.

     On August 4, 1998, the Company received a formal demand for payment from Corometrics Medical Systems, Inc. in the amount of $6,836.29 related to overdue payments on veterinary medical equipment. On May 27, 1999, the Company settled this matter in full by executing a Voluntary Surrender release agreement in lieu of cash payment.

     On January 18, 1999, suit was filed against the Company by Poderco Limited Partnership for approximately $140,000 related to their purchase of ostriches in 1993. On May 10, 1999, the Company settled this suit in full in exchange for $1,000 plus rescinding the Company's counterclaim for unpaid boarding charges on ostriches owned by Poderco which were maintained at the Willcox, Arizona facility.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is traded on OTC Bulletin Board under the symbol "POFM". Prior to December 15, 1992, there was no market for the Company's securities. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commission and may not necessarily represent actual transactions.

                                                              High      Low
                                                              ----      ---
         January 1-March 31, 1998                             $0.50    $0.25
         April 1-June 30, 1998                                $1.09    $0.66
         July 1-September 30, 1998                            $0.66    $0.25
         October 1-December 31, 1998                          $0.25    $0.16
         January 1-March 31, 1999                             $0.18    $0.06

On August 25, 1999, the closing bid price for the Common Stock was $0.32.

     (b) On August 25, 1999, the number of holders of the Company's Common Stock was in excess of 500.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company was incorporated on February 4, 1992 and executed a Plan and Agreement of Merger with Pacesetter Ostrich Farms, Inc., a Louisiana corporation, on February 14, 1992. The predecessor corporation was organized in Louisiana on February 22, 1989 under the name Ostrich Breeders of North America, Inc. All references to the Company include Pacesetter Ostrich Farm, Inc., the predecessor corporation, and the operations undertaken by such predecessor corporation. The Company's financial statements reflect the operating results for the Company's fiscal years ended December 31, 1998 and 1997.

     Since the Company's public offering in December 1992 until its sale in 1998 of its Willcox, Arizona farm and related ostrich inventory, the Company had assumed the risks associated with direct ownership of ostriches. The Company currently is engaged in the underground construction industry, and accordingly, is subject to the risks associated with such business. The Company maintains substantial insurance coverages including general liability, automobile, workers' compensation, rented equipment, pollution, and other relevant coverages under a master insurance policy specifically designed for the underground construction industry.


Results of Operations

     For the years ended December 31, 1998 and 1997, sales were $444,641 and $920,084 respectively. The Company maintained and bred ostriches, both owned by the Company as well as for independent owners, in return for which the Company generally receives a boarding fee based on services rendered. Such services included egg collection, hatching, chick boarding, and adult breeder boarding. However, during 1998 the Company did not produce ostrich chicks. In September 1998, the Company sold its Arizona facilities and liquidated all of its ostriches. During the fourth quarter of 1998 and simultaneous with the disposition of the ostrich operations the company began it underground construction operations.

     Cost of sales as a percentage of sales was 85% for the year ended December 31, 1998, compared to 74% for the year ended December 31, 1997. The increase in cost of sales as a percentage of sales for the year ended December 31, 1997 was attributable to low prices received during the Company's final liquidation of live ostriches in the second half of 1998. The Company's gross profit decreased from $247,060 for the year ended December 31, 1997 to a $112,561 loss for the year ended December 31, 1998, representing a decrease of $359,621 mostly as a result of the lower pricing previously described.

     Operating expenses decreased from $614,212 for the year ended December 31, 1997 to $278,944 for the year ended December 31, 1998 representing a decrease of $335,268 due primarily to the decrease in operations at the Willcox, Arizona facility. General and administrative expenses increased slightly from $214,487 for the year ended December 31, 1997 to $237,695 for the year ended December 31, 1998, mostly due to an increase in insurance required for the construction segment.

     At December 31, 1998, the Company had for tax reporting purposes, net operating loss carryforwards of $3,619,388 which expire in 2007 through 2015. As the Company has incurred operating losses for several years, it is difficult to predict if and when such tax losses would be utilized. Therefore, for financial reporting purposes, the Company has provided a valuation allowance for the entire amount of the net deferred tax asset resulting from these tax loss carryforwards, as detailed in Note F of the financial statements.

     The Company incurred a net loss of $617,787 or $0.17 per share for the year ended December 31, 1998 compared to a net loss of $761,909 or $0.21 per share for the year ended December 31, 1997. The substantial net loss for 1997 was due primarily to the significant decline in market prices and writedown of inventory and losses on writedown of impaired assets as described in Note C of the financial statements. The loss for 1998 reflects the continued severe decline in market prices while liquidating the Company's Arizona facility and all of its live ostriches during the second half of 1998.


Liquidity and Capital Resources

     As discussed in Note B of the financial statements, the Company has incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet many of its obligations as they have come due. However, as of the date of this filing the Company has achieved net positive cash flow from its underground construction business and expects to be profitable for the 1999 calendar year. The Company believes that its ongoing construction operations will be sufficient for the Company to meet its continued obligations over the next twelve months.

     Net cash used by operating activities was $430,499 for the year ended December 31, 1998 compared to $200,847 for the year ended December 31, 1996 primarily as a result of the large increase in net operating losses for 1997, partially offset by write-offs for loss on impairment of assets and inventory write-downs. For 1999, the company expects to meet cash flow needs from continued revenue generated by its underground construction business. Since inception, the Company has been financed by advances from its principal executive officers. At December 31, 1998, such advances, which are non-interest bearing with no specified maturity date, aggregated to $179,829. The ratio of current assets to current liabilities increased from 0.08:1 at December 31, 1997 to 0.22:1 at December 31, 1998 reflecting the increases in accounts receivable generated during the fourth quarter of 1998 from the underground construction operation.

     Net cash provided/(used) in investing activities was $194,277 for 1998 compared to $109,052 for 1997, reflecting cash received from the sale in 1998 of the Willcox, Arizona property and inventory. Cash outlays for capital expenditures for property, plant and equipment increased from $5,129 for the 1997 fiscal year to $374,677 for 1998 reflecting the acquisition of equipment used in the underground construction operations.

     Between December 1991 and February 1992, the Company issued an aggregate of $450,000 principal amount of its unsecured 10% promissory notes and 499,983 shares of its Common Stock for a cash investment of $450,000 by a group of private investors. Interest on the notes is payable semiannually beginning July 1, 1992. The notes were due on December 1, 1995, but the Company did not have sufficient cash to meet such obligations at that time. At December 31, 1997, the Company had reduced the principal amount of these notes from $450,000 to $384,263. By December 1998, following the sale of the Arizona property, this debt had been reduced to $211,833. Most of the remaining holders of these notes represent significant stockholders of the Company. They are currently considering either accepting additional Company stock in lieu of cash payment or refinancing the obligation under terms that would not interfere with the Company's ability to expand its construction operations.

     As of December 31, 1998, a total of 110,000 shares of options had been issued under the Company's 1992 Incentive Stock Options plan. Additionally, the Company has issued a total of 1,150,000 of non-qualified options to several of its key officers. As of the date of this filing none of either type of such options have been exercised.


Inflation

     Inflation has not had a material effect on the operations of the Company in the past and is not anticipated to in the foreseeable future.

Cautionary Statement

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Managements Discussion and Analysis or Plan of Operation" regarding the Company's results of operations, liquidity and capital resources, future development and production levels, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, the Company's other filings with the Securities and Exchange Commission, general economic and business conditions, business opportunities that may be presented to and pursued by the Company, changes in law or regulations, and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially include, among others:

o Fluctuations in the market price and/or availability of underground construction work.

o    Shortages in the availability of qualified personnel.

o Legal and financial implications of an unexpected catastrophic event which may be associated with the Company's underground construction operation.

o    General domestic economic and political conditions.

o Unexpected weather conditions including but not limited to droughts, flooding, or other extreme acts of nature where the company conducts its business and/or operations.

o Unanticipated regulatory problems associated with the telecommunications and/or construction industry.



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

   Name                                   Position                          Age
   ----                                   --------                          ---
John R. Wade               Chairman of the Board, President                  46
                             and Chief Executive Officer

Bob Clemons                Executive Vice President,                         56
                             Secretary and Director

Reid Green                 Treasurer, Chief Financial                        39
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

     WALTER REID GREEN, JR. was elected Treasurer and Chief Financial Officer on January 29, 1993 of the Company as part of the planned expansion of staff following the Company's initial public offering in December 1992. Mr. Green received a Bachelor of Science degree in Accounting from Southeastern Louisiana University in December 1983 and successfully completed the uniform Certified Public Accountants examination in July 1986. Mr. Green had approximately nine years of previous experience in the field of accounting and taxation before joining the Company in 1993. His experience includes approximately two years in public accounting, four years as an income tax auditor for the Louisiana Department of Revenue and Taxation, and three years as a tax accountant for The Louisiana Land and Exploration Company. Mr. Green and Dr. Wade are first cousins. Mr. Green currently devotes all of his business time to the activities of the Company.

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

                           Summary Compensation Table


                                                                      Re-
Name and                                              Annual        stricted                                      Other
Principal                                             Compen-        Stock         Options/        LTIP           Compen-
Position            Year      Salary       Bonus      sation         Awards        SARs(#)         Payouts        sation
--------            ----      ------       -----      ------        --------       -------         -------        ------
John R. Wade        1998          --          --         --              --             --             --             --
Chairman,           1997          --          --         --              --        282,000             --             --
President
And CEO             1996       2,404          --         --              --         20,000             --             --


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

     (b)(3) Option Exercises and Values at Year End

              AGGREGATED OPTION/SASR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                              Number of Unexercised      Value of Unexercised
                                                                   Option/SARs                In-the-Money
                            Shares                                at FY-End (#)          Option/SARs at FY-End
                         Acquired on           Value              Exercisable/              Exercisable/
    Name                 Exercise(#)         Realized            Unexercisable             Unexercisable
    ----                 -----------         --------         ---------------------      ---------------------
John R. Wade                  --                 --                    --                         --


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

                                     No. of Shares of           Percentage of
Name and Address or                    Common Stock               Beneficial
 Identity of Group                  Beneficially Owned           Ownership(1)
-------------------                 ------------------          -------------
John R. Wade(2)                           851,897                      23.7%
10135 Hereford Road
Folsom, LA 70437

Bobbie R. Clemons(3)                      518,505                      14.4%
10135 Hereford Road
Folsom, LA 70437

Walter Reid Green, Jr.(4)                   ---                         ---
10135 Hereford Road
Folsom, LA 70437

All Officers and
Directors as a
Group (3 Persons)                       1,370,402                     38.2%


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

     (b) Reports on Form 8-K

          On September 17, 1998, the Company reported a change in its certifying accountant.

          On October 10, 1998 the Company reported the disposition of its Willcox, Arizona facility and the acquisition of directional boring equipment to be used in its underground construction business.

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

                                      PACESETTER OSTRICH FARM, INC.


                                      By: S/S John R. Wade
                                          -------------------------------------
                                          President and Chief Executive Officer

     In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.


         Signature
         ---------
                                           Chairman of the Board,
                                            President, and Chief
   By: S/S John R. Wade                       Executive Officer                 September 7, 1999
       ----------------



                                          Executive Vice President,
 By: S/S Bobbie R. Clemons                 Secretary and Director               September 7, 1999
     ---------------------



                                       Treasurer, Director, and Chief
By: S/S Walter R. Green, Jr.           Financial and Accounting Officer         September 7, 1999
    ------------------------

                                 C O N T E N T S


                                                                     PAGES
                                                                     -----

Independent Auditor's Report                                             37

Balance Sheets                                                      38 - 39

Statements of Operations                                                 40

Statements of Stockholders' Equity (Deficit)                             41

Statements of Cash Flows                                                 42

Notes to Financial Statements                                       43 - 51

To the Stockholders of
Pacesetter Ostrich Farm, Inc.

                          Independent Auditor's Report


     We have audited the accompanying balance sheets of PACESETTER OSTRICH FARM, INC. (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PACESETTER OSTRICH FARM, INC. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                                LaPorte, Sehrt, Romig and Hand
                                         A Professional Accounting Corporation
Metairie, LA
June 9, 1999

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                 December 31,
                                                                1998      1997
                                                             --------   -------
CURRENT ASSETS:
    Cash and Cash Equivalents                                $ 23,149   $   --
    Accounts Receivable (Net of Allowance for Doubtful
       Accounts of $50,898 for 1998 and $47,603 for 1997)     169,534     77,781
    Prepaid Expenses                                           34,138       --
                                                             --------   --------
            Total Current Assets                              226,821     77,781
PROPERTY AND EQUIPMENT, Net                                   399,767     50,625
NOTES RECEIVABLE FROM STOCKHOLDER                              42,500     42,500
OTHER ASSETS:
    Net Assets of Discontinued Operations                        --      796,220
    Other                                                       3,173      3,173
                                                             --------   --------
                                                                3,173    799,393
                                                             --------   --------
                                                             $672,261   $970,299
                                                             ========   ========

The accompanying notes are an integral part of these financial statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           December 31,
                                                                      1998             1997
                                                                   -----------    -----------
CURRENT LIABILITIES:
    Cash Overdraft                                                 $      --      $     1,398
    Accounts Payable and Other Accrued Liabilities                     257,730        199,818
    Notes Payable                                                      600,303        541,899
    Advances from Stockholders                                         179,829        175,965
                                                                   -----------    -----------
            Total Current Liabilities                                1,037,862        919,080

COMMITMENTS AND CONTINGENCIES                                             --             --

LONG-TERM LIABILITIES:
    Notes Payable                                                      200,682           --
                                                                   -----------    -----------
            Total Liabilities                                        1,238,544        919,080
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock, $.001 Par Value, 10,000,000 Shares
       Authorized, 3,950,224 Issued and Outstanding December 31,
       1998; 3,665,224 Issued and Outstanding December 31, 1997          3,950          3,665
    Additional Paid-in Capital                                       3,779,217      3,779,217
    Accumulated Deficit                                             (4,349,450)    (3,731,663)
                                                                   -----------    -----------
            Total Stockholders' Equity (Deficit)                      (566,283)        51,219
                                                                   -----------    -----------
                                                                   $   672,261    $   970,299
                                                                   ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                   PACESETTER OSTRICH FARM, INC.
                                     STATEMENTS OF OPERATIONS

                                                                          For The Years Ended
                                                                             December 31,
                                                                    ---------------------------
                                                                         1998            1997
                                                                    -----------       ---------
REVENUES:
    Directional Boring Revenue                                      $   186,132       $      --
COSTS AND EXPENSES:
    Cost of Sales - Directional Boring                                  269,904              --
    Selling, General and Administrative Expenses                        263,457           295,272
                                                                    -----------       -----------
                                                                        533,361           295,272
OPERATING LOSS                                                         (347,229)         (295,272)
OTHER INCOME (EXPENSES):
    Loss on Sale of Investments                                         (14,030)             --
                                                                    -----------       -----------
                                                                        (14,030)             --
                                                                    -----------       -----------
LOSS BEFORE INCOME TAXES                                               (361,259)         (295,272)
INCOME TAX PROVISION                                                       --                --
                                                                    -----------       -----------
LOSS FROM CONTINUING OPERATIONS                                        (361,259)         (295,272)
DISCONTINUED OPERATIONS:
    Loss from Operations of Ostrich Segment Disposed of
       September 30, 1998 (Net of Income Taxes of $-0-)                (278,374)         (240,356)
    Loss on Disposal of Ostrich Segment (Net of Income
       Taxes of $-0-)                                                      --            (248,706)
                                                                    -----------       -----------
LOSS BEFORE EXTRAORDINARY ITEM                                         (639,633)         (784,334)
EXTRAORDINARY ITEM:
    Gain on Extinguishment of Debt (Net of Income Tax of $-0-)           21,846            22,425
                                                                    -----------       -----------
NET LOSS                                                            $  (617,787)      $  (761,909)
                                                                    ===========       ===========
NET LOSS PER SHARE:
    Loss from Continuing Operations                                 $     (0.10)      $     (0.08)
    Loss from Discontinued Operations                                     (0.07)            (0.07)
    Loss on Disposal of Business Segment                                   --               (0.07)
                                                                    -----------       -----------
    Loss Before Extraordinary Item                                        (0.17)            (0.22)
    Extraordinary Item                                                     0.01              0.01
                                                                    -----------       -----------
    Net Loss                                                        $     (0.17)      $     (0.21)
                                                                    ===========       ===========
AVERAGE COMMON SHARES OUTSTANDING                                     3,720,991         3,647,142
                                                                    ===========       ===========

The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              Additional
                                                 Common          Paid-in         Accumulated
                                                 Stock           Capital            Deficit            Total
                                                -------       -----------        -----------         ---------
BALANCE, December 31, 1996                      $ 3,590       $ 3,779,217        $(2,969,754)        $ 813,053
    Issuance of 75,000 Share                         75                --                 --                75
    Net Loss                                         --                --           (761,909)         (761,909)
BALANCE, December 31, 1997                        3,665         3,779,217         (3,731,663)           51,219
    Issuance of 285,000 Shares                      285                --                 --               285
    Net Loss                                         --                --           (617,787)         (617,787)
BALANCE, December 31, 1998                      $ 3,950       $ 3,779,217        $(4,349,450)        $(566,283)


The accompanying notes are an integral part of these financial statements.

                                PACESETTER OSTRICH FARM, INC.
                                  STATEMENTS OF CASH FLOWS

                                                                                         For The Years Ended
                                                                                            December 31,
                                                                                    ----------------------------
                                                                                       1998               1997
                                                                                    ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                        $(617,787)         $(761,909)
    Adjustments to Reconcile Net Loss to Net Cash
       Used in Operating Activities:
          Depreciation                                                                 25,534            133,331
          Loss on Retirement or Write-Down of Assets                                       --            282,887
          (Increase) Decrease in Accounts Receivable, Net                             (91,753)            51,740
          Decrease in Livestock Inventory                                             227,267            143,508
          Gain on Sale of Property and Equipment                                           --            (34,181)
          Increase in Prepaid Expenses                                                (34,138)                --
          Acquisition of Trading Securities                                           (14,030)                --
          Loss on the Expiration of Trading Securities                                 14,030                 --
          Increase (Decrease) in Accounts Payable and Accrued Liabilities              56,514            (22,871)
          Increase in Borrowings from Stockholders                                      3,864              6,648
                                                                                    ---------          ---------
            Net Cash Used in Operating Activities                                    (430,499)          (200,847)
                                                                                    ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                            (374,677)            (5,129)
    Proceeds from Sale of Property                                                    568,954            114,181
                                                                                    ---------          ---------
            Net Cash Provided by Investing Activities                                 194,277            109,052
                                                                                    ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Common Stock                                                285                 --
    Proceeds from Issuance of Long-Term Debt                                          617,411            150,000
    Repayment of Notes Payable                                                       (358,325)           (58,205)
                                                                                    ---------          ---------
            Net Cash Provided by Financing Activities                                 259,371             91,795
                                                                                    ---------          ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              23,149                 --
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                              --                 --
                                                                                    ---------          ---------
CASH AND CASH EQUIVALENTS - END OF YEAR                                             $  23,149          $      --
                                                                                    =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
       Cash Paid During the Year for:
          Interest                                                                  $  43,499          $  23,015
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

     Currently, the Company is in the business of directional boring for creating underground conduits, and as such, grants credit to its customers, who are located in the Southern United States.

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

DEPRECIATION

     Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets which range from five to seven years. Depreciation charged to operations for the years ended December 31, 1998 and 1997 amounted to $25,534 and $133,331, respectively.

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

ACCOUNTS RECEIVABLE

     Accounts receivable are recorded at their estimated net realizable value. There were write-offs of $4,245 and $7,682 affecting bad debt expense during 1998 and 1997, respectively.

REVENUE

     Ostrich revenue is recognized as ostriches are sold and delivered. The Company made foreign sales of $237,920 and $778,773 in 1998 and 1997, respectively.

EARNINGS PER SHARE

     The earnings per share calculations are based on the weighted average number of shares of common stock outstanding and common stock equivalents, unless their effect would be anti-dilutive.

NON-DIRECT RESPONSE ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense charged to operations totaled $1,203 and $263 for the years ended December 31, 1998 and 1997, respectively.


NOTE B

FINANCIAL AND OPERATING CONSIDERATIONS

     The Company has incurred substantial operating losses in 1992 through 1998. The Company has also experienced severe cash flow difficulties and has been unable to meet certain of its obligations as they have come due. Included in current liabilities at December 31, 1998 and 1997 are $211,833 and $391,899, respectively, in notes payable which are in default (see Note E) and significant past-due accounts payable. To date, the Company has been unable to reach a sufficient operating level to meet its operating costs, and it may be unable to meet its future commitments. As a result, there is substantial doubt about the ability of the Company to continue as a going-concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE C

PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                                       1998              1997
                                                     --------          --------

Land                                                 $ 27,000          $ 27,000
Buildings and Improvements                             18,370            18,370
Equipment                                             379,159            55,276
Vehicles                                               84,593            33,799
                                                     --------          --------

Total                                                 509,122           134,445
Less: Accumulated Depreciation                        109,355            83,820
                                                     --------          --------

Property and Equipment, Net                          $399,767          $ 50,625
                                                     ========          ========

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

     The Company leases certain property in Folsom, Louisiana, on a month to month basis, from a major stockholder, on which a portion of the Company's operations is located. Total rent paid for December 31, 1998 and 1997 was $8,400, respectively.

     Advances from stockholders primarily consist of Company expenses paid by two major stockholders. These advances are non-interest bearing with no specified maturity date.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE E

NOTES PAYABLE

     A summary of outstanding notes payable at December 31, 1998 and 1997 is as follows:


                                                                         1998         1997
                                                                       --------     --------
     Private Placement Notes Payable
        (See Description Below)                                        $211,833     $384,263

     Notes payable for equipment purchase; interest at 13.2% per annum, payable in monthly installments of principal and
        interest through April 1, 1996; Secured by the equipment
        purchased.                                                           --        7,636

     Line of Credit - Bank; Interest at 9%; Interest payable
        monthly; Due March 30, 1999; Secured by second mortgage
        from a major shareholder and guaranteed by two major
        shareholders.                                                    20,450      150,000

     Note Payable Bank; Interest at 9.25%; Monthly payments of
        $493; Maturing March 25, 2002 Secured by a truck and
        guarantee of two major shareholders.                             16,536           --

     Note Payable Bank; Interest at 9.25%; Monthly payments of
        $621; Maturing September 25, 2003; Secured by a truck and
        guarantee of two major shareholders.                             28,549           --

     Note Payable Bank; Interest at 9.5%; Monthly payments of
        $1,029; Maturing October 21, 2001; Secured by equipment and
        guarantee of two major shareholders.                             30,445           --

     Note Payable for equipment purchase; Interest at 10.5%;
        Monthly payments of $5,074; Maturing September 28, 2002;
        Secured by equipment purchased.                                 187,874           --

     Note Payable - Insurance premium financing; Interest at
        10.43%; Monthly payments of $3,741.                              25,298           --

     1998 Private Placement Notes Payable
        (See Description Below)                                         280,000           --
                                                                       --------     --------
                                                                       $800,985     $541,899
                                                                       ========     ========

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE E

NOTES PAYABLE (Continued)

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

     The principal portion of the notes was due upon the earlier of December 1, 1995 or receipt of sufficient proceeds by the Company under contracts for the sale of ostrich livestock anticipated to be fulfilled commencing July 1, 1992 (such determination to be made in the reasonable judgment of the Company's Board of Directors). As of December 31, 1998, principal of $211,833 was still outstanding. As a result, the Company is in default on these notes.

     During 1998, the Company commenced a private placement notes payable for terms similar to the previous private placement. The Company received total subscriptions for 28 units ($280,000) upon completion of this offer. Each unit consisted of 10,000 shares of common stock and a promissory note for $10,000 with interest thereon at 10% per annum commencing at the closing. Interest is payable semi-annually.

     Following are maturities of long-term debt:

     December 31,

          1999                                               $600,303
          2000                                                 69,367
          2001                                                 74,390
          2002                                                 51,553
          2003                                                  5,372
                                                             --------
                                                             $800,985
                                                             ========

NOTE F

INCOME TAXES

     The reconciliation of the Federal statutory tax rate to the effective tax rate is as follows:

                                                              1998        1997
                                                              ----        ----
     Statutory Tax Rate                                         34%         34%
     State Taxes                                                 3           3
     Benefit from NOL Carryforward not Recognized              (37)        (37)
                                                              ----        ----
     Effective Tax Rate                                          0%          0%
                                                              ====        ====

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE F

INCOME TAXES (Continued)

     Cumulative deferred taxes consist of the following temporary differences at an estimated effective Federal and state tax rate of 37%.

                                                     1998               1997
                                                 -----------        -----------
Deferred Tax Liabilities:
  Property and Equipment                         $    13,558        $        --
                                                 -----------        -----------
Deferred Tax Assets:
  Net Operating Loss Carryforward                  1,339,174          1,023,535
  Accounts Receivable Allowance                       18,832             17,613
  Property and Equipment                                  --             74,718
Less: Valuation Allowance                         (1,344,448)        (1,115,866)
                                                 -----------        -----------
Deferred Tax Assets                                   13,558                 --
                                                 -----------        -----------
Total Deferred Taxes                             $        --        $        --
                                                 ===========        ===========

     At December 31, 1998, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $3,619,388 which expire in 2007 through 2015.

     The Company has generated losses from operations in 1992 through 1998. As a result, the Company does not believe it is more likely than not, it will be able to realize the NOL carryforwards through generation of future taxable income. Therefore, the Company has provided a valuation allowance for the entire amount of the deferred tax assets.

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

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE G

INCENTIVE STOCK OPTION PLAN (Continued)

     A summary of the status of the Plan as of December 31, 1998 and 1997 and changes during the years ending on those dates is presented below:


                                                         1998                        1997
                                              -------------------------     -----------------------
                                                               Weighted                    Weighted
                                                                Average                     Average
                                                               Exercise                    Exercise
                                                Shares           Price        Shares         Price
                                              --------         --------     --------       --------
Outstanding at Beginning of Year               135,500           $0.80       114,500         $0.92
Granted                                             --              --        21,000          0.15
Exercised                                           --              --            --            --
Forfeited                                      (25,500)           0.79            --            --
                                              --------           -----      --------         -----

Outstanding at End of Year                     110,000           $0.80       135,500         $0.80
                                              ========           =====      ========         =====
Options Exercisable at Year End                110,000           $0.80       135,500         $0.80
                                              ========           =====      ========         =====
Weighted Average Fair Value of
   Options Granted During the Year            $     --                      $   0.15
                                              ========                      ========

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

                                                   1998            1997
                                                ---------       ---------
Net Loss as Reported Pro Forma                  $(622,287)      $(767,112)
                                                =========       =========
Loss Per Share as Reported Pro Forma            $    (.17)      $    (.21)
                                                =========       =========

     For purposes of the above computation, compensation cost was estimated using the Black-Scholes model with the following assumptions for 1995 and 1997: no dividend yield; on expected life of 5 to 10 years; expected volatility of
235.95 percent; and risk-free interest rate of 5.58 percent.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

     In 1998, the Company issued 25,000 shares of stock for partial settlement of private placement debt (Note K). In 1997, the Company issued 75,000 shares of stock in exchange for legal services.

NOTE I

COMMITMENTS AND CONTINGENCIES

     The Company is subject to the possibility of litigation in the ordinary course of business. The Company is not aware of any matters, which would have a significant impact on its financial condition or results of its operations.

NOTE J

DISCONTINUED OPERATIONS

     During 1998 and 1997, the Company sold substantially all of the assets of its ostrich breeding segment. These assets consisted primarily of property and equipment and livestock inventory. Net assets sold, at their net realizable values, have been separately classified in the accompanying balance sheet at December 31, 1997.

     As described in Note C, property and equipment were written down to fair value, resulting in a $282,887 charge to operations in 1997. Sale of property and equipment netted proceeds of $568,953 in 1998 and $114,181 in 1997, resulting in a gain in 1997 on the sale of assets of $34,181.

     As described in Note A, livestock inventory was adjusted to fair value in 1997, resulting in a $235,877 charge to operations in that year. Revenue generated from livestock sales totaled $237,920 and $778,773 for the years ending December 31, 1998 and 1997, respectively.

                          PACESETTER OSTRICH FARM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE K

TROUBLED DEBT RESTRUCTURING

     Due to the severe cash flow problems, the Company issued 75,000 shares of the Company's $.001 par value stock in exchange for a payable for legal services totaling $22,500 in 1997. This transaction resulted in an extraordianry gain of $22,425 ($.01 per share), net of income tax of $-0-.

     During 1998, the Company retired, at a discount, $34,500 in private placement debt for $16,000 plus 25,000 shares of the Company's $.001 par value stock. In addition, the Company exchanged equipment, pledged as collateral on $7,636 of notes payable, in full settlement of the debt. These transactions resulted in an extraordianry gain of $21,846 ($.01 per share), net of income tax of $-0-.