Form 10QSB
period 1999-03-31
PACESETTER OSTRICH FARM INC
filed 1999-09-30
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                           Commission File No. 1-11282

                          PACESETTER OSTRICH FARM, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     72-1186845
            --------                                     ----------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana                    70437
- --------------------------------------                    -----
(Address of Principal Executive Offices)                (Zip Code)

                                 (504) 796-5806
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

- ---------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes __X___ No ____

                      APPLICABLE ONLY TO USERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                  Yes _____ No ____






                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,950,224 shares of Common Stock at September 20, 1999.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - March 31, 1999 and December  31, 1998

Statement of Operations - Three Months Ended March 31, 1999 and Three Months Ended March 31, 1998

Statements of Cash Flows - Three Months Ended March 31, 1999 and Three Months Ended March 31, 1998

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


                                                        PART I
                                                FINANCIAL INFORMATION
Item 1. Financial Statements
                                            PACESETTER OSTRICH FARM, INC.
                                                    BALANCE SHEETS

                                                  ASSETS
                                                                                   March 31,      December 31,
                                                                                 (unaudited)
                                                                                     1999           1998
                                                                                     ----           ----
CURRENT ASSETS:
  Cash and short term investments                                                 $    64,415         23,149
  Accounts receivable (net of allowance of $50,898 at
   March 31, 1999,and  December 31, 1998)                                              70,228        169,534
  Prepaid Expenses                                                                     22,759         34,138
                                                                                  -----------    -----------
          Total current assets                                                        157,402        226,821

PROPERTY, PLANT, AND EQUIPMENT, net                                                   474,327        399,767

NOTE RECEIVABLE FROM STOCKHOLDER                                                       42,500         42,500

OTHER ASSETS                                                                            3,173          3,173
                                                                                  -----------    -----------
                                                                                  $   677,402    $   672,261
                                                                                  ===========    ===========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                        $   230,301        257,730
  Notes payable                                                                       656,283        600,303
  Advances from stockholders                                                          181,509        179,829
                                                                                  -----------    -----------
          Total current liabilities                                                 1,068,093      1,037,862

LONG-TERM LIABILITIES:
  Notes payable                                                                       270,337        200,682
                                                                                  -----------    -----------
               Total Liabilities                                                    1,338,430      1,238,544
                                                                                  -----------    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000
   shares authorized, 3,950,224  issued and outstanding as of
   March 31, 1999 and December 31, 1998                                                 3,950          3,950
  Additional paid-in-capital                                                        3,779,217      3,779,217
  Retained earnings (deficit)                                                      (4,444,195)    (4,349,450)
                                                                                  -----------    -----------
                                                                                     (661,028)      (566,283)
                                                                                  -----------    -----------
                                                                                  $   677,402    $   672,261
                                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                      1999               1998
                                                     -----              ----
SALES                                             $   143,567       $   164,017

COST OF SALES                                         124,339            17,300
                                                  -----------       -----------
          Gross profit                                 19,228           146,717



OPERATING EXPENSES:
  Operating                                            48,193            80,513
  General and administrative                           45,874            10,094
                                                  -----------       -----------
  Operating Income (loss)                             (74,839)           56,110

OTHER INCOME (EXPENSES):
  Interest                                             (8,480)
                                                                        (19,906)
  Other                                                  --                --
                                                  -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                     (94,745)           47,630

INCOME TAX (EXPENSE) BENEFIT                             --                --
                                                  -----------       -----------
          Net income (loss)                       $   (94,745)      $    47,630
                                                  ===========       ===========


NET INCOME (LOSS) PER SHARE                       $      (.02)      $       .01
                                                  ===========       ===========

AVERAGE COMMON SHARES OUTSTANDING                   3,950,224         3,665,224
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.



                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                              Three Months Ended
                                                                    March 31,
                                                              1999           1998
                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                        $ (94,745)   $  47,630
  Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation                                              14,853        6,383
    Amortization                                                --           --
    Change in deferred revenue                                  --           --
    Gain (Loss) on sale of assets                               --           --
    Decrease (increase) in :
      Accounts receivable, net                                99,306        6,593
      Livestock Inventory                                       --           --
      Deposit                                                   --           --
      Prepaid assets                                          11,379         --
      Other current assets                                      --        (17,084)
    Increase (decrease) in -
      Accounts payable and accrued liabilities               (27,429)     (22,584)
      Accrued interest payable                                  --           --
      Borrowings from stockholders                             1,680       (4,923)
      Deferred revenue                                          --           --
                                                           ---------    ---------
        Net cash provided (used) by operating activities       5,044       16,015

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment              (89,413)        --
                                                           ---------    ---------
        Net cash used by investing activities                (89,413)        --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable                            150,000         --
  Net proceeds from sale of stock                               --           --
  Offering costs                                                --           --
  Repayment of notes payable                                 (24,365)        (376)
                                                           ---------    ---------
        Net cash provided (used) by financing activities     125,635         (376)

        Net increase (decrease) in cash                       41,266       15,639
CASH AND SHORT-TERM                                             --           --
INVESTMENTS AT BEGINNING OF PERIOD                            23,149         --
CASH AND SHORT-TERM
INVESTMENTS AT END OF PERIOD                               $  64,415    $  15,639
                                                           =========    =========
INCOME TAXES PAID                                          $    --      $    --
                                                           =========    =========
INTEREST PAID                                              $  19,906    $   8,480
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

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


         2. Property, Plant, and Equipment:

         Property, plant, and equipment consist primarily of assets used in the underground construction business. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                                              Estimated Years                    March 31,                    December 31,
                                                  (Lives)                          1998                            1998

      Land                                           --                    $    27,000                       $    27,000
      Buildings and Improvements                  10 to 30                      18,370                            18,370
      Equipment                                    5 to 7                      468,571                           379,159
      Vehicles                                        5                         84,593                            84,593

                                                                             ---------                         ---------
                                                                           $   598,534                       $   509,122

      Accumulated Depreciation
                                                                              (124,207)                         (109,355)
                                                                            ----------                        ----------
                                                                           $   474,327                       $   399,767
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


         RESULTS OF OPERATIONS
                  During 1998 the Company discontinued its ostrich operations and completed the liquidation of its Willcox, Arizona facilities and livestock inventory. Simultaneously, the Company obtained the services of key personnel experienced in telecommunications construction and began operations in the underground construction business. The Company currently operates this construction business under the registered trade name Pacesetter Communications until such time as a formal name change of the corporation is completed. Accordingly, references to prior year results of operations from January 1, 1998, through September 30, 1998, relate mostly to ostrich operations, while the period from October 1, 1998 through December 31, 1999, reflects the initial stages of the underground construction business.

                  For the calendar quarter ended March 31, 1999, sales decreased by $20,450 from $164,017 for the quarter ended March 31, 1998 to $143,567 for the quarter ended March 31, 1999. The revenues during the current period represent the initial stages of the Company's underground construction business which had been in operations for approximately five months at March 31, 1999, compared to revenues from the Company's discontinued ostrich business reflected in the prior year's revenue. Accordingly, the Company's gross profit for the quarter ended March 31, 1999, was $19,228, generated from the construction business, compared to $146,717 for the quarter ended March 31, 1998, resulting from the discontinued ostrich business. Although these quarterly figures are not comparable, the year ago figure represented sales of mostly farm-raised birds with limited cost basis which resulted in a significantly gross profit margin than was generated in the current quarter as the Company was still engaged in staffing, training, and did not generate a significant amount of construction revenue as a result of such activities associated with a new line of business.

                  Operating expenses decreased from $80,513 for the quarter ended March 31, 1998 to $48,193 for the quarter ended March 31, 1999, representing an increase of $32,320. Such differences represent the operating costs associated with the discontinued ostrich business in 1998 compared to the initial stages of the undergroudn construction business in 1999 as previously described. General and administrative expenses increased from $10,094 for the quarter ended March 31, 1998 to $45,874 for the quarter ended March 31, 1999. Such differences reflect the increased compensation to sales and other managerial personnel in the current quarter related to underground construction compared to the year ago figure in which such personnel did not exist and the fact that during 1998 senior management received little or no compensation compared to 1999 when such senior managers have had significant portions of their compensation restored.

                  The Company incurred a net profit of $47,630 or $0.01 per share for the quarter ended March 31, 1998, compared to a net loss of $94,745 or $0.02 per share for the quarter ended March 31, 1999. The net profit for 1998 was mostly due to the reduction in operating costs as the Company limited its operations at the Willcox, Arizona facility to maintenance of existing birds and did not attempt to produce chicks in the current year. As a result, the Company sold ostriches from inventory that was produced from prior years' operations. In contrast to prior year operations the current year figures reflect the expected net losses associated with the initial stages of developing the underground construction business as previously described.


         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has incurred substantial losses from its prior ostrich operations (see 1998 10-KSB) for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. This has raised substantial doubt about the Company's ability to continue as a going concern. By October 1998 the Company had begun operations in the underground construction business, and had satisfied substantially all of its troubled debt in conjunction with the liquidation of the Company's ostrich assets and inventory. At this time, management is negotiating a voluntary arrangement whereby holders of up to $500,000 of its private placement notes payable will be exchanged for restricted common stock of the Company. Following this transaction the Company will have eliminated all of its past due obligations. Although the Company's construction operations have been in existence for less than one year, the Company is currently functioning solely from cash generated from its underground construction operations which have continually increased since its inception late in 1998.

                  Net cash provided by operating activities was $5,044 for the quarter ended March 31, 1999 compared to cash provided of $16,015 for the quarter ended March 31, 1998, mostly as a result of the decrease in accounts receivable in the current quarter compared to a year ago. Cash used by investing activities increased from $0 to $89,413 reflecting the substantial decrease in operations at the Willcox, Arizona facility in the prior period as well as significant equipment acquisitions related to the construction business in the current period. Net cash provided by financing activities increased from cash used of $376 for the quarter ended March 31, 1998 to $125,635 for the quarter ended March 31, 1999, reflecting both proceeds from and repayments of notes payable related to the expansion of the Company's newly created construction business. Cash and short term investments for the Company increased from $15,639 at March 31, 1998 to $64,415 at March 31, 1999 reflecting the differences described above.

                  As of June 30, 1999, under the Company's 1992 Incentive
         Stock Option Plan, a total of 110,000 options were issued. Additionally, as of June 30, 1999, a total of 1,250,000 nonqualified options were issued. As of the date of this filing none of either class of these options have been exercised.


         INFLATION

                  Inflation has not had a material effect on the operations of the Company in the past. At the present time there is a substantial doubt that such conditions will adversely effect the Company for the foreseeable future.

         CAUTIONARY STATEMENT

                  This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings Managements Discussion and Analysis or Plan of Operation regarding the Company's results of operations, liquidity and capital resources, future development and production levels, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. These statements are based on certain assumptions and analyses made by the Compnay in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, the Company's other filings with the Securities and Exchange Commission, general economic and business conditions, business opportunities that may be presented to and pursued by the Company, changes in law or regulations, and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent writtten and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially include, among others:

o Fluctuations in the market price and/or availability of underground construction work.
o        Shortages in availability of qualified personnel.
o Legal and financial implications of an unexpected catastrophic event which may be associated with the Company's underground construction operation.
o        General domestic and international economic and political conditions.
o Unexpected weather conditions including but not limited to droughts, flooding, or other extreme acts of nature where the company conducts its business and/or operations.



         ITEM 7.  FINANCIAL STATEMENTS

                  The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.
                                       10

                                    SIGNATURE
                                    ---------


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of September, 1999.

                                                  PACESETTER OSTRICH FARM, INC.



                                                  By: /s/ Walter Reid Green, Jr.
                                                      --------------------------
                                                          Walter Reid Green, Jr.
                                                          Financial and
                                                          Accounting Officer