Form 10QSB
period 1999-06-30
PACESETTER OSTRICH FARM INC
filed 1999-09-30
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                Yes _____ No ____






                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,950,224 shares of Common Stock at September 25, 1999.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - June 30, 1999 and December 31, 1998

Statement of Operations - Three Months Ended June 30, 1999, and Three Months Ended June 30, 1998; Six Months Ended June 30,
1999, and Six Months Ended June 30, 1998

Statements of Cash Flows - Six Months Ended June 30, 1999 and Six Months Ended June 30, 1998

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                 June 30,          December 31,
                                                                               (unaudited)
                                                                                  1999                1998
                                                                                  ----                ----
CURRENT ASSETS:
  Cash and short term investments                                                 $    53,787    $    23,149
  Accounts receivable (net of allowance of $50,898 at
   June 30, 1999 and December 31, 1998)                                               216,079        169,534
  Prepaid Expenses                                                                     11,379         34,138
                                                                                  -----------    -----------
          Total current assets                                                        281,245        226,821

PROPERTY, PLANT, AND EQUIPMENT, net                                                   574,518        399,767

NOTE RECEIVABLE FROM STOCKHOLDER                                                       42,500         42,500


OTHER ASSETS                                                                            3,173          3,173
                                                                                  -----------    -----------

                                                                                  $   901,436    $   672,261
                                                                                  ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                        $   246,514    $   257,730
  Notes payable                                                                       666,033        600,303
  Advances from stockholders                                                          181,509        179,829
                                                                                  -----------    -----------
          Total current liabilities                                                 1,094,056      1,037,862

LONG-TERM LIABILITIES:
  Notes payable                                                                       349,063        200,682
                                                                                  -----------    -----------
          Total Liabilities                                                         1,443,119      1,238,544
                                                                                  -----------    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares
  authorized, 3,950,224 issued
  and outstanding as of June 30, 1999 and
  December 31, 1998, respectively                                                       3,950          3,950
  Additional paid-in-capital                                                        3,779,217      3,779,217
  Retained earnings (deficit)                                                      (4,324,850)    (4,349,450)
                                                                                  -----------    -----------
                                                                                     (541,683)      (566,283)
                                                                                  -----------    -----------
                                                                                  $   901,436    $   672,261
                                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended           Six Months Ended
                                                June 30,                      June 30,
                                        1999             1998        1999             1998
                                        ----             ----        ----             ----
SALES                               $   319,126    $    48,504    $   462,693    $   212,521

COST OF SALES                           116,414         82,904        240,752        100,204
                                    -----------    -----------    -----------    -----------
          Gross profit                  202,712        (34,400)       221,941        112,317

OPERATING EXPENSES:
  Operating                              40,917         96,590         88,744        177,103
  General and administrative             14,151         13,954         60,392         24,048
                                    -----------    -----------    -----------    -----------
  Operating Income (loss)               147,644       (144,944)        72,805        (88,834)

OTHER INCOME (EXPENSES):
  Interest                              (28,298)        (2,253)       (48,204)       (10,733)
  Other                                      --             --             --             --
                                    -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES       119,346       (147,197)        24,601        (99,567)

INCOME TAX (EXPENSE) BENEFIT                 --             --             --             --
                                    -----------    -----------    -----------    -----------
          Net income (loss)         $   119,346    $  (147,197)   $    24,601    $   (99,567)
                                    ===========    ===========    ===========    ===========


NET INCOME (LOSS) PER SHARE         $       .03    $      (.04)   $       .01    $      (.03)
                                    ===========    ===========    ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING     3,950,224      3,665,244      3,950,224      3,665,244
                                    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                1998           1998
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                           $  24,601    $ (99,567)
  Adjustments to reconcile net income to
  Net cash provided (used) by operating activities:
    Depreciation                                                                 29,706       12,766
    Amortization                                                                   --           --
    Gain (Loss) on sale of assets                                                  --           --
    Decrease (increase) in :
      Accounts receivable, net                                                  (46,545)      74,486
      Deposit                                                                      --           --
      Prepaid assets                                                             22,759         --
      Other current assets                                                         --           --
      Other assets                                                                 --        (11,575)
    Increase (decrease) in -
      Accounts payable and accrued liabilities                                  (11,216)      26,975
      Accrued interest payable                                                     --           --
      Borrowings from stockholders                                                1,680       12,895
      Deferred revenue                                                             --           --
                                                                              ---------    ---------
        Net cash provided (used) by operating activities                         20,985       15,980

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                                (204,456)        --
  Proceeds from sale of property                                                   --           --
                                                                              ---------    ---------
        Net cash provided (used) by investing activities                       (204,456)        --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from notes payable                                               270,000         --
  Repayment of notes payable                                                    (55,891)        (376)
                                                                              ---------    ---------
        Net cash provided (used) by financing activities                        214,109         (376)

        Net increase (decrease) in cash                                          30,638       15,604
CASH AND SHORT-TERM                                                                --           --
INVESTMENTS AT BEGINNING OF PERIOD                                               23,149         --
CASH AND SHORT-TERM
INVESTMENTS AT END OF PERIOD                                                  $  53,787    $  15,604
                                                                              =========    =========
INCOME TAXES PAID                                                             $    --      $    --
                                                                              =========    =========
INTEREST PAID                                                                 $  28,298    $  10,733
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

         The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.


         2. Property, Plant, and Equipment:
            ------------------------------

         Property, plant, and equipment consist primarily of assets used for the underground construction business. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                                              Estimated Years            June 30, 1999                  December 31, 1998
                                                  (Lives)
      Land                                           --                    $    27,000                       $    27,000
      Buildings and Improvements                  10 to 30                      18,370                            18,370
      Equipment                                    5 to 7                      583,616                           379,159
      Vehicles                                        5                         84,593                            84,593

                                                                           -----------                       -----------
                                                                           $   713,579                       $   509,122

      Accumulated Depreciation
                                                                              (139,061)                         (109,355)
                                                                           -----------                       -----------
                                                                           $   574,518                       $   399,767
                                                                           ===========                       -==========

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

                  For the calendar quarter ended June 30, 1999, sales increased by $270,622 from $48,504 for the quarter ended June 30, 1998 to $319,126 for the quarter ended June 30, 1999. Sales increased from $212,521 for the six months ended June 30, 1998, to $462,693 for the six months ended June 30, 1999. The overall increase in sales reflects the growth in the current periods of the underground construction business compared to the declining revenues from the ostrich business in the same periods in the prior year.

                  Cost of sales increased from $82,904 for the quarter ended June 30, 1998, to $116,414 for the quarter ended June 30, 1999. For the six months ended June 30, 1998 and 1999, cost of sales increased from $100,204 to $240,752 respectively. The increase in cost of sales from the prior year was attributable to the continued general decline in the ostrich business in the prior year compared to the increase in the underground construction business in the current year. The Company's gross profit increased from a loss of $34,400 for the quarter ended June 30, 1998 to a profit of $202,712 for the quarter ended June 30, 1999, representing an increase of $237,112. For the six months ended June 30, 1998 and 1999, gross profit increased from $112,317 to $221,941 respectively. Such increases are a result of the increase in the underground construction business in the current year compared to the general decline in the ostrich business in the same periods in the prior year.

                  Operating expenses decreased from $96,590 for the quarter ended June 30, 1998, to $40,917 for the quarter ended June 30, 1999, representing a decrease of $55,673. Operating expenses decreased from $177,103 for the six months ended June 30, 1998, to $88,744 for the six months ended June 30, 1999, representing a decrease of $88,359 reflecting the additional operating expenses during the prior year related to the disposition of the Company's Willcox, Arizona facility and livestock inventory as the Company completed its discontinuance of its ostrich operations. General and administrative expenses increased from $13,954 for the quarter ended June 30, 1998 to $14,151 for the quarter ended June 30, 1999, representing an increase of $197. General and administrative expenses also increased from $24,048 for the six months ended June 30, 1998, to $60,392 for the six months ended June 30, 1999, representing an increase of $36,344. Such increases were mostly due to the restoration in the current year of portions of compensation to the Company's senior management which were not available in the prior periods due to the continued decline in the ostrich business which severely limited cash available for salaries.

                  The Company incurred a net profit of $119,346, or $0.03 per share, for the quarter ended June 30, 1999, compared to a net loss of $147,197, or $(0.04) per share, for the same quarter a year ago. The company incurred a net profit of $24,601, or $0.01 per share, for the six months ended June 30, 1999, compared to a net loss of $99,567, or $(0.03) for the six months ended June 30, 1998. Such increases reflect the continued decline in the ostrich business during the prior year compared to the continuing increase in profitable operations from the underground construction business in the current year.

                  At December 31, 1998, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $3,619,388 which expire in 2007 through 2015. Due to the uncertainty regarding realization of such carryforwards through the generation of future income, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

         QUARTER-TO-QUARTER HIGHLIGHTS
                  The following are highlights of financial information which compare the quarter ended March 31, 1999, to the quarter ended June 30, 1999:

                                      Qtr            Qtr                     % Change
                                     Ended          Ended                  from 3/31/99
                               %    3/31/99    %    6/30/99    Difference   to 6/30/99
                               -    -------    -    -------    ----------   ----------
         Sales                100  $143,567   100   $319,126    $175,559        122%
         Gross Profit         13.4  $19,228   63.5  $202,712    $183,484        954%
         Gen.& Admin. Exp.    32.0  $45,874   19.0   $60,392     $14,518         31%
         Net Income            --  $(94,745)  37.0  $119,346    $214,091         --

                  The increase in gross profits for the quarter ended June 30, 1999, reflects the increase in average prices received for construction services, as well as the decrease in the amount of idle or unproductive time during the quarter, compared to the prior quarter which ended March 31, 1999. Additionally, general and administrative expenses as a percentage of sales was disproportionately large in the quarter ended March 31, 1999, due to the small volume of business completed in that quarter compared to the quarter ended June 30, 1999. During the quarter ended March 31, 1999, the Company was engaged in cultivating existing business relationships as well as developing new contacts. The Company was also acquiring additional experienced personnel and training new personnel which had limited experience. Such efforts have resulted in improved pricing and efficiencies in the quarter ended June 30, 1999, as illustrated above. At this time, management expects the Company to be profitable for calendar year 1999, including increased sales and profits quarter-over-quarter for the remainder of the year.


         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has incurred substantial losses from its prior ostrich operations (see 1998 10-KSB) for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. This has raised substantial doubt about the Company's ability to continue as a going concern. By October 1998 the Company had begun operations in the underground construction business, and had satisfied substantially all of its troubled debt in conjunction with the liquidation of the Company's ostrich assets and inventory. At this time, management is negotiating a voluntary arrangement whereby note holders will exchange up to $500,000 of private placement notes payable for restricted common stock of the Company. Following these transactions the Company will have eliminated all of its past due obligations. Although the Company's construction operations have been in existence for less than one year, the Company is currently functioning solely from cash generated from its underground construction operations which have continually increased since its inception late in 1998.

                  Net cash provided by operating activities was $20,985 for the six months ended June 30, 1999, compared to cash provided of $15,980 for the six months ended June 30, 1998, mostly as a result of the net income produced from underground construction in the current period compared to the net loss produced from the ostrich business in the same period a year ago. Cash used by investing activities increased from $0 for the six months ended June 30, 1998 to $204,456 for the six months ended June 30, 1999, reflecting substantial equipment acquisitions in the current year related to the Company's underground construction business compared to the same period a year ago in which the Company was discontinuing its ostrich operations. Cash flows provided in financing activities was $214,109 for the six months ended June 30, 1999, compared to $(376) for the six months ended June 30, 1998, reflecting significant proceeds from notes payable in the current year related to the acquisition of additional underground construction equipment, compared to relatively no activity for the same period a year ago. Cash and short term investments for the Company increased from $15,604 at June 30, 1998 to $53,787 at June 30, 1999, reflecting the improvement in the Company's cash position in the current year resulting from the underground construction business as previously described.

                  As of June 30, 1999, under the Company's 1992 Incentive
         Stock Option Plan, a total of 110,000 options were issued. Additionally, as of June 30, 1999, a total of 1,250,000 nonqualified options were issued. As of the date of this filing none of either class of these options have been exercised.


         INFLATION
                  Inflation has not had a material effect on the operations of the Company in the past. At the present time there is a substantial doubt that it will effect the Company's operations for the foreseeable future.

         CAUTIONARY STATEMENT

                  This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings Managements Discussion and Analysis or Plan of Operation regarding the Company's results of operations, liquidity and capital resources, future development and production levels, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements.
          Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. These statements are based on certain assumptions and analyses made by the Compnay in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, the Company's other filings with the Securities and Exchange Commission, general economic and business conditions, business opportunities that may be presented to and pursued by the Company, changes in law or regulations, and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent writtten and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially include, among others:

         o Fluctuations in the market price and/or availability of underground construction work.
         o   Shortages in availability of qualified personnel.
         o Legal and financial implications of an unexpected catastrophic event which may be associated with the Company's underground construction operation.
         o General domestic and international economic and political conditions.
         o Unexpected weather conditions including but not limited to droughts, flooding, or other extreme acts of nature where the company conducts its business operations.

                                    SIGNATURE
                                    ---------


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of September 1999.

                                                 PACESETTER OSTRICH FARM, INC.



                                                 By:S/S Walter R. Green, Jr.
                                                 ---------------------------
                                                        Walter R. Green, Jr.
                                                        Chief Financial &
                                                        Accounting Officer