Form 10QSB
period 1999-09-30
PACESETTER OSTRICH FARM INC
filed 1999-10-21
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                           Commission File No. 1-11282

                        PACESETTER OSTRICH FARM, INC.
                        -----------------------------
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                  72-1186845
               --------                                  ----------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana                       70437
--------------------------------------                       -----
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

                                Yes __X__ No ____

                      APPLICABLE ONLY TO USERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes _____ No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,262,016 shares of Common Stock at October 15, 1999.

                          PACESETTER OSTRICH FARM, INC.


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - September 30, 1999 and December 31, 1998

Statement of Operations - Three Months Ended September 30, 1999, and Three Months Ended September 30, 1998; Nine Months Ended September 30, 1999, and Nine Months Ended September 30, 1998

Statements of Cash Flows - Nine Months Ended September 30, 1999 and Nine Months Ended September 30, 1998

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


                                     PART I
                              FINANCIAL INFORMATION
         Item 1. Financial Statements
                          PACESETTER OSTRICH FARM, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                          September 30,       December 31,
                                                                           (unaudited)
                                                                              1999                1998
                                                                              ----                ----
CURRENT ASSETS:
  Cash and short term investments                                           $    71,509    $    23,149
  Accounts receivable (net of allowance of $58,580 at
  September 30, 1999, and December 31, 1998)                                    547,150        169,534
  Prepaid Expenses                                                               19,321         34,138
                                                                            -----------    -----------
          Total current assets                                                  637,980        226,821

PROPERTY, PLANT, AND EQUIPMENT, net                                             559,368        399,767

NOTE RECEIVABLE FROM STOCKHOLDER                                                 42,500         42,500


OTHER ASSETS                                                                      3,173          3,173
                                                                            -----------    -----------

                                                                            $ 1,243,021    $   672,261
                                                                            ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                  $   294,755    $   257,730
  Notes payable                                                                 413,723        600,303
  Advances from stockholders                                                    183,309        179,829
                                                                            -----------    -----------
          Total current liabilities                                             891,787      1,037,862

LONG-TERM LIABILITIES:
  Notes payable                                                                 460,899        200,682
                                                                            -----------    -----------
          Total Liabilities                                                   1,352,686      1,238,544
                                                                            -----------    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized,
  4,199,016 and 3,950,224 issued and outstanding as of
  September 30, 1999 and December 31, 1998, respectively                          4,199          3,950
  Additional paid-in-capital                                                  4,027,760      3,779,217
  Retained earnings (deficit)                                                (4,141,624)    (4,349,450)
                                                                            -----------    -----------
                                                                               (109,665)      (566,283)
                                                                            -----------    -----------
                                                                            $ 1,243,021    $   672,261
                                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                          PACESETTER OSTRICH FARM, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)




                                          Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                        1999             1998        1999           1998
                                        ----             ----        ----           ----
SALES                               $   718,778    $    29,107    $ 1,181,471    $   241,628

COST OF SALES                           339,865        239,297        580,618        339,501
                                    -----------    -----------    -----------    -----------
          Gross profit                  378,913       (210,190)       600,853        (97,873)

OPERATING EXPENSES:
  Operating                              63,560        132,622        160,927        309,725
  General and administrative             97,958         31,519        158,569         55,567
                                    -----------    -----------    -----------    -----------
  Operating Income (loss)               217,395       (374,331)       281,357       (463,165)

OTHER INCOME (EXPENSES):
  Interest                              (25,327)       (22,206)       (73,531)       (32,939)
  Other                                    --             --             --             --
                                    -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES       192,068       (396,537)       207,826       (496,104)

INCOME TAX (EXPENSE) BENEFIT               --             --             --             --
                                    -----------    -----------    -----------    -----------
          Net income (loss)             192,068       (396,537)   $   207,826    $  (496,104)
                                    ===========    ===========    ===========    ===========


NET INCOME (LOSS) PER SHARE         $       .05    $      (.10)   $       .05    $      (.13)
                                    ===========    ===========    ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING     3,952,988      3,665,224      3,951,145      3,665,224
                                    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                          PACESETTER OSTRICH FARM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                1999           1998
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                           $ 207,826    $(496,104)
  Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation                                                                 61,310       19,149
    Amortization                                                                   --           --
    Gain (Loss) on sale of assets                                                  --           --
    Decrease (increase) in :
      Accounts receivable, net                                                 (377,616)      74,486
      Livestock Inventory                                                          --           --
      Prepaid assets                                                             14,817         --
      Other assets                                                              (11,575)
    Increase (decrease) in -
      Accounts payable and accrued liabilities                                   37,025      (44,960)
      Accrued interest payable                                                     --           --
      Borrowings from stockholders                                                3,480        3,661
      Deferred revenue                                                             --           --
                                                                              ---------    ---------
        Net cash provided (used) by operating activities                        (53,158)    (455,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                                (220,912)
  Proceeds from sale of net assets of discontinued operations                   764,854
                                                                              ---------    ---------
        Net cash provided (used) by investing activities                       (220,912)     764,854

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of restricted stock                                                  248,792
  Net Proceeds from notes payable                                               766,092         --
  Repayment of notes payable                                                   (692,455)    (144,884)
                                                                              ---------    ---------
        Net cash provided (used) by financing activities                        322,429     (144,884)

        Net increase (decrease) in cash                                          48,359      164,627
                                                                              ---------    ---------
CASH AND SHORT-TERM
INVESTMENTS AT BEGINNING OF PERIOD                                            $  23,149         --
CASH AND SHORT-TERM
INVESTMENTS AT END OF PERIOD                                                  $  71,508    $ 164,627
                                                                              =========    =========
INCOME TAXES PAID                                                             $    --      $    --
                                                                              =========    =========
INTEREST PAID                                                                 $  73,531    $  32,939
                                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

                          Pacesetter Ostrich Farm, Inc.

                          Notes To Financial Statements
                                   (unaudited)



         1. Basis of Presentation:
         -------------------------

         The financial information included herein reflects all adjustments which are in the opinion of management, necessary for a fair statement of results for the periods. All such adjustments, in the opinion of management, are of normal recurring nature.

         The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.


         2. Property, Plant, and Equipment:
         ----------------------------------

         Property, plant, and equipment consist primarily of special-use assets for the underground construction business. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                                              Estimated Years            September 30, 1999               December 31, 1998
                                                  (Lives)
      Land                                           --                    $    27,000                       $    27,000
      Buildings and Improvements
                                                  10 to 30                      18,370                            18,370
      Equipment                                    5 to 7                      600,070                           379,159
      Vehicles                                        5                         84,593                            84,593

                                                                           -----------                       -----------
                                                                           $   730,033                       $   509,122

      Accumulated Depreciation
                                                                              (170,665)                         (109,355)
                                                                           -----------                       -----------
                                                                           $   559,368                       $   399,767
                                                                           ===========                       ===========

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         -------  ---------------------------------------------------------

                  The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.


         Results of Operations

                  During 1998 the Company discontinued its ostrich operations and completed the liquidation of its Willcox, Arizona facilities and livestock inventory. Simultaneously, the Company obtained the services of key personnel experienced in telecommunications construction and began operations in the underground construction business. The Company currently operates this construction business under the registered trade name Pacesetter Communications until such time as a formal name change of the corporation is completed. Accordingly, references to prior year results of operations from January 1, 1998, through September 30, 1998, relate mostly to ostrich operations, while the period from October 1, 1998 through September 30, 1999, reflects the initial stages of the underground construction business.

                  For the calendar quarter ended September 30, 1999, sales increased by $689,671 from $29,107 for the quarter ended September 30, 1998, to $718,778 for the quarter ended September 30, 1999. Sales increased from $241,628 for the nine months ended September 30, 1998, to $1,181,471 for the nine months ended September 30, 1999. The overall increase in sales reflects the continued substantial increase in the underground construction business in 1999 compared to the general decline in the ostrich business reflected in the prior year figures.

                  Cost of sales increased from $239,297 for the quarter ended September 30, 1998, to $339,865 for the quarter ended September 30, 1999. For the nine months ended September 30, 1998 and 1999, cost of sales increased from $339,501 to $580,618 respectively. The increase in cost of sales as a percentage of sales from the prior year's figures was attributable to the increased volume of construction business compared to the ostrich business a year ago. The Company's gross profit increased from a loss of $210,190 for the quarter ended September 30, 1998 to a profit of $378,913 for the quarter ended September 30, 1999, representing an increase of $589,103, $0.14 per share. For the nine months ended September 30, 1998 and 1999, gross profit increased by $698,726, or $0.18 per share, from a loss of $97,873 to a profit of $600,853 respectively. Such increases are a result of the continued increase in the underground construction business compared to the general decline in the ostrich business in the prior year.

                  Operating expenses decreased from $132,622 for the quarter ended September 30, 1998 to $63,560 for the quarter ended September 30, 1999 representing a decrease of $69,062. Operating expenses decreased from $309,725 for the nine months ended September 30, 1998, to $160,927 for the nine months ended September 30, 1999, representing a decrease of $148,798. Such decreases reflect the costs, in the prior year figures, associated with preparations to complete the sale of the Company's Willcox, Arizona facility, as well as all of its livestock inventory. General and administrative expenses increased from $31,519 for the quarter ended September 30, 1998 to $97,958 for the quarter ended September 30, 1999, representing an increase of $66,439. General and administrative expenses increased from $55,567 for the nine months ended September 30, 1998, to $158,569 for the nine months ended September 30, 1999, representing an increase of $103,002. Such increases were mostly due to the increase in construction management and the partial restorations of salaries of the Company's officers in the current year, compared to the prior year figures which reflected the preparation to discontinue operations at the Willcox facility.


                  The Company's operations produced a net profit of $192,068, or $0.05 per share, for the quarter ended September 30, 1999, compared to a net loss of $396,537, or $0.10 per share, for the same quarter a year ago. The Company produced a net profit of $207,826, or $0.05 per share, for the nine months ended September 30, 1999, compared to a net loss of $496,104, or $(0.13) per share, for the nine months ended September 30, 1998. Such increases reflect the continued increase during the current year of profitable underground construction operations, compared to increased costs in the prior year related to the Company's discontinuance of the operations at the Willcox facility in conjunction with the continued general decline in ostrich prices and volumes.

                  At December 31, 1998, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $3,619,388 which expire in 2007 through 2015. Due to the uncertainty regarding realization of such carryforwards through the generation of future income, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

         Quarter-To-Quarter Highlights

                  The following are highlights of financial information which compare the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999 sequentially:

                             Qtr       Qtr        Qtr     % Change     % Change
                            Ended     Ended      Ended  from 3/31/99  from 6/30/99
                           3/31/99   6/30/99    9/30/99  to 6/30/99    to 9/30/99
                           -------   -------    -------  ----------    ----------
         Sales            $143,567  $319,126   $718,778      122%          125%
         Gross Profit      $19,228  $202,712   $378,913      954%           87%
         Gen.& Admin. Exp. $45,874   $60,392    $97,958       32%           62%
         Net Income       $(98,745) $114,503   $192,068       --            68%

                  The increase in gross profits for the quarter ended September 30, 1999, reflects the increase in average prices received for construction services, as well as the decrease in the amount of idle or unproductive time compared to the prior quarters within the current year. Additionally, general and administrative expenses increased during the quarter ended September 30, 1999, mostly related to certain administrative costs in conjunction with the completion of all the Company's financial audits and quarterly filings which had not previously been completed. During the quarter ended March 31, 1999, the Company was engaged in cultivating existing business relationships as well as developing new contacts. The Company was also acquiring additional experienced personnel and training new personnel which had limited experience. Such efforts have resulted in improved pricing and efficiencies in the quarters ended June 30 and September 30, 1999 as illustrated above. At this time, management expects the Company to be profitable for calendar year 1999, including increased sales and profits for the remainder of the year.


         Liquidity and Capital Resources

                  The Company has incurred substantial losses from its prior ostrich operations (see 1998 10-KSB) for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. This has raised substantial doubt about the Company's ability to continue as a going concern. By October 1998 the Company had begun operations in the underground construction business, and had satisfied substantially all of its troubled debt in conjunction with the liquidation of the Company's ostrich assets and inventory. At this time, management is negotiating a voluntary arrangement whereby note holders will exchange up to $500,000 of private placement notes payable for restricted common stock of the Company. On September 30, 1999, the Company completed the first group of such transactions which resulted in the elimination of $225,000 of principal amount of notes payable and $23,792 of accrued interest, in exchange for 248,792 shares of the Company's restricted common stock. The Company plans to complete additional transactions of this type during the fourth quarter of 1999. Following these transactions the Company expects to have eliminated all of its past due obligations. Although the Company's construction operations have been in existence for less than one year, the Company is currently functioning solely from cash generated from its underground construction operations which have continually increased since its inception late in 1998.

                  Net cash used by operating activities was $53,158 for the nine months ended September 30, 1999, compared to cash used of $455,343 for the nine months ended September 30, 1998. The current year's figure reflects mostly the substantial increase in accounts receivables, while the prior year's figures were mostly as a result of the increased net losses associated with the decline of the ostrich business and the ultimate disposition of the Willcox facility. Cash used by investing activities was $220,912 for the nine months ended September 30, 1999, compared to cash provided of $764,854 for the nine months ended September 30, 1998. Such differences were mostly due to the increase in acquisitions of underground construction equipment during the current year, compared to proceeds received from the disposition of the Willcox facility in the prior year. Cash flows provided by financing activities was $322,429 for the nine months ended September 30, 1999, compared to cash used of $144,884 for the nine months ended September 30, 1998. Such differences reflect the issuance of restricted stock and proceeds from notes payable in the current year, compared to the prior year figure which only included repayments of notes payable. Cash and short term investments for the Company decreased from $164,627 at September 30, 1998, to $71,508 at September 30, 1999, reflecting the additional cash in the prior year figure following the Company's liquidation of the Willcox facility.

                  As of September 30, 1999, under the Company's 1992 Incentive Stock Option Plan, a total of 110,000 options were issued. Additionally, as of September 30, 1999, a total of 1,250,000 nonqualified options were issued. As of the date of this filing none of either class of these options have been exercised.


         Inflation

                  While inflation has not had a material effect on the operations of the Company in the past, at the present time it is not anticipated that inflation will be a material factor in the foreseeable future.

                                    SIGNATURE
                                    ---------


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of October 1999.

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