Form 10KSB40
period 1999-12-31
PRIMELINK SYSTEMS INC
filed 2000-04-14
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1999

                           Commission File No. 1-11282

                             PRIMELINK SYSTEMS, INC.
        ---------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                     72-1186845
  --------------------------------                   -------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana                     70437
---------------------------------------              -------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (504) 796-5806
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
      Title of Each Class                          on Which Registered

 Common Stock ($.001 par value)                   OTC Bulletin Board
--------------------------------                 ----------------------

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

                                 Yes X   No
                                    ---    ---

                    This report contains a total of 42 pages.
                      The Exhibit Index appears on page 26.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $1,915,681.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                           Common Stock, par value $.001 per share ("Common
                  Stock"), was the only class of voting stock of the Registrant outstanding on April 12, 2000. Based on the closing bid price of the Common Stock on the OTC Bulletin Board as reported on April 12, 2000 ($5.88), the aggregate market value of the 3,130,085 shares of Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $18,404,900. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

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

               4,530,487 shares of Common Stock, $.001 par value, as of December 31, 1999.



                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                            Part of Report
         --------                                            --------------
Registration Statement on Form S-18, as                                      IV
Amended, (Registration No. 33-49228-FW)
declared effective on December 15, 1992

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------
Introduction
------------

         PrimeLink Systems, Inc. (the "Company") is an infrastructure service provider. The Company's primary business is the installation and maintenance of telecommunications (telecom) networks, which today means almost exclusively fiber optic cable systems. The Company has been exclusively engaged in telecom services since October, 1998.

         The Company effected its name change to PrimeLink Systems, Inc. on February 14, 2000, to better reflect the Company's focus on telecom services. Prior to October, 1998, the Company had been engaged in the ostrich business. The Company was originally incorporated on February 4, 1992 and executed a Plan and Agreement of Merger with Pacesetter Ostrich Farms, Inc., a Louisiana corporation, on February 14, 1992. The predecessor corporation was organized in Louisiana on February 22, 1989 under the name Ostrich Breeders of North America, Inc., and unless the context provides otherwise, all references to the Company, PrimeLink Systems, Inc., include Pacesetter Ostrich Farm, Inc., the predecessor corporation and the operations previously undertaken by such predecessor corporation.

         During 1998 the Company liquidated all of its ostrich assets and discontinued such operations. The Company had experienced substantial net operating losses prior to such liquidation, and accordingly maintains net operating loss carryforward deductions in excess of $4.1 million for tax reporting purposes which may be utilized against profits from its telecom services business. During the fourth quarter of 1998 the company began operations in the telecom services industry with an emphasis on placement of underground fiber optic systems.

Industry Economics
------------------

         It is generally estimated that the market for telecom infrastructure services exceeded $15 billion in 1998. Due to the current substantial demand for high-speed broadband communications infrastructure, the majority of work completed to date relates to completion of fiber optic trunk lines. Currently, much of such infrastructure is concentrated in metropolitan areas with greater population densities. Consequently, most of the above ground copper lines in the United States are being systematically replaced with underground fiber optic cable. Such infrastructure is underway to facilitate the high-speed broadband type communications that have come into demand along with the proliferation of multi-media computers and other high speed electronic communication devices. Management believes that this industry presents substantial growth opportunities for companies that efficiently provide comprehensive technical capabilities, and responsive quality service. To date, growth in telecom construction has been driven by the following trends:

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

Growth Strategy

         The Company's strategy is to facilitate continued internal growth in telecom services complemented by selective acquisitions which are accretive to current earnings. The Company also plans to expand its presence within the industry by developing certain niche services designed to support national carriers in the timely completion of existing and future infrastructure systems.

         Management's goal is to focus on generating internal growth by
(1)increasing the volume of services provided to existing customers in their current markets, (2) expanding the scope of services provided to existing customers, (3) broadening the customer base, and (4) geographically expanding the service area.

Marketing and Sales
-------------------

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

Competition and Price Uncertainty
---------------------------------

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

Business Regulations and Insurance
----------------------------------

         The Company is subject to various federal, state, and local regulations with regard to its telecom services business. Among these are safety/OSHA, traffic control, building code specifications, utility notifications, and certain contractor licensing (where applicable) laws and/or regulations. The Company maintains general liability, automobile, workers' compensation, and other relevant coverages under a master insurance policy designed specifically for the underground construction industry.

Trademarks and Copyrights
-------------------------

         On October 30, 1998, the Company registered the trade name "Pacesetter Communications" with the Louisiana Secretary of State for a term of ten years. Such trade name facilitated business until such time as the company was able to complete the requirements for a formal name change of the corporation to PrimeLink Systems, Inc. on February 14, 2000.

Employees
---------

         As of December 31, 1999, the Company employed a total of 17 full time employees including three executive officers, thirteen service managers and operators, and three clerical persons.

ITEM 2. DESCRIPTION OF PROPERTIES
        -------------------------

         The Company's headquarters in Folsom, Louisiana, are located on 65 acres of improved facilities approximately 60 miles north of New Orleans. These facilities consist of a 1,500 square foot storage facility, approximately 500 square foot of portable buildings, two service barns comprising approximately 5,000 square feet, and office facilities.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         As of the date of this filing, the Company had no legal proceedings.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

         (a) The Company's Common Stock is traded on OTC Bulletin Board under the symbol "PMLK". Prior to February 14, 2000, the Company's common stock traded under the symbol "POFM", which was changed to reflect the Company's name change to PrimeLink Systems, Inc. Prior to December 15, 1992, there was no market for the Company's securities. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commission and may not necessarily represent actual transactions.

                                    High     Low
                                    ----     ---
January 1 - March 31, 1999         $0.75    $0.125
April 1 - June 30, 1999            $0.75    $0.125
July 1 - September 30, 1999        $0.88    $0.125
October 1 - December 31, 1999      $1.00    $0.625
January 1 - March 31, 2000         $8.00    $1.00

On April 12, 2000, the closing bid price for the Common Stock was $5.88.

         (b) On March 28, 2000, the number of holders of the Company's Common Stock was in excess of 500.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

         The Company was incorporated on February 4, 1992 and effected its name change to PrimeLink Systems, Inc. on February 14, 2000. The Company's financial statements reflect the operating results for the Company's fiscal years ended December 31, 1999 and 1998. The Company became exclusively engaged in the telecom services business in October 1998. Accordingly, all of its 1999 operations relate to telecom services, but only the fourth calendar quarter of its 1998 operations relate to telecom services. Consequently, the comparative data for the year ended 1998 has little correlation to 1999 and should not be relied on heavily as an analysis tool to evaluate current operations.

         The Company is engaged in the telecommunications (telecom) services industry, and accordingly, is subject to the risks associated with such business. The Company maintains substantial insurance coverages including general liability, automobile, workers' compensation, rented equipment, pollution, and other relevant coverages under a master insurance policy specifically designed for the telecom services industry.

Results of Operations

         For the years ended December 31, 1999 and 1998, sales were $1,915,681 and $186,132 respectively. The substantial increase in sales reflects the Company's new focus on the telecom service business which began in October 1998. Consequently, prior year revenues only reflect one calendar quarter of telecom service revenues compared to a full year of such operations for 1999.

         Cost of sales as a percentage of sales was 63% for the year ended December 31, 1999, compared to 145% for the year ended December 31, 1998. The decrease in cost of sales as a percentage of sales for the year ended December 31, 1999 was attributable to more typical margins in 1999 compared to the prior year figures which represent the start-up of the Company's telecom services business. The Company's gross profit increased from a loss of $83,772 for the year ended

December 31, 1998 to a profit of $703,570 for the year ended December 31, 1999, representing an increase of $787,342 as a result of a full year in the telecom services business in the current year, compared to only one quarter in the prior year.

         Operating expenses increased from $269,904 for the year ended December 31, 1998 to $1,212,111 for the year ended December 31, 1999 representing an increase of $942,207 due primarily to the increase in the volume of operations during 1999 compared to the prior year. General and administrative expenses increased from $263,457 for the year ended December 31, 1998 to $540,411 for the year ended December 31, 1999, also due to the overall increase in business in 1999 compared to the prior year.

         At December 31, 1999, the Company had for tax reporting purposes, net operating loss carryforwards of approximately $4.1 million which expire in 2007 through 2015. The Company had incurred operating losses for several years in its prior business, and has only completed its first full year of profitable operations in its new telecom services business. Therefore, for financial reporting purposes, the Company has provided a valuation allowance for the entire amount of the net deferred tax asset resulting from these tax loss carryforwards, as detailed in Note E of the financial statements.

         The Company produced a net profit of $412,834 or $0.10 per share for the year ended December 31, 1999 compared to a net loss of $617,787 or $0.17 per share for the year ended December 31, 1998. The substantial net loss for 1998 reflects the final results from the Company's prior ostrich business and related costs of liquidating the Company's Arizona facility and substantially all of its live ostriches during the second half of 1998. The Company's 1999 profits reflect the results of its first full year engaged exclusively in the telecom services business.

Liquidity and Capital Resources

         The Company had incurred substantial losses for several years and experienced cash flow difficulties which have caused it not to meet some of its obligations as they have come due. However, as of the date of this filing the Company has achieved net positive cash flow from its underground construction business and produced profitable results for the 1999 calendar year. As of the date of this filing the Company's operations have remained profitable and management expects such profitability to continue throughout calendar year 2000 and the foreseeable future. The Company believes that these ongoing operations will be sufficient for the Company to meet its continued obligations and to complete the liquidation of the remainder of its past due obligations over the next six months. As of the date of this filing the Company has already extinguished all of its 1998 private placement debt and all but approximately $50,000 of its 1992 private placement debt.

         Net cash used by operating activities was $130,945 for the year ended December 31, 1999 compared to $430,499 for the year ended December 31, 1998 primarily as a result of the large net operating loss of $(617,787) for 1998, compared to the net profit of $412,834 for 1999. In addition, the Company had a substantial increase in accounts receivable for 1999 compared to the prior year figure. For calendar year 2000, the company expects to meet cash flow needs from continued revenue generated by its telecom services business. On March 16, 2000, the Company announced that its year-to-date sales had already exceeded all of prior year 1999 sales at approximately equivalent margins of 11%. The ratio of current assets to current liabilities increased from 0.22:1 at December 31, 1998 to 0.82:1 at December 31, 1999 reflecting the substantial increases in accounts receivables generated during the fourth quarter of 1999 from telecom services compared to the prior year receivables which represented the Company's first three months in the telecom services business. Additionally, the Company has experienced overall reductions in its current liabilities as it has begun eliminating its past due obligations which are included in the current portion of notes payable.

         Net cash used in investing activities was $240,116 for 1999 compared to cash provided of $194,277 for 1998, reflecting cash received from the sale in 1998 of the Willcox, Arizona property and inventory. In addition, the Company had significant acquisitions of property and equipment during 1999 as it continued to expand its telecom service operations. Cash provided from financing activities increased from $259,371 for 1998 to $357,706 reflecting substantial proceeds in both years from the issuance of long-term debt in conjunction with the continued expansion of the telecom services operations.

         Between December 1991 and February 1992, the Company issued an aggregate of $450,000 principal amount of its unsecured 10% promissory notes and

499,983 shares of its Common Stock for a cash investment of $450,000 by a group of private investors. Interest on the notes is payable semiannually beginning July 1, 1992. The notes were due on December 1, 1995, but the Company did not have sufficient cash to meet such obligations at that time. At December 31, 1997, the Company had reduced the principal amount of these notes from $450,000 to $384,263. By December 1998, following the sale of the Arizona property, this debt had been reduced to $211,833. By December 1999 this balance was $160,583. Most of the remaining holders of these notes represent significant stockholders of the Company and subsequent to December 1999 most of the remaining debt under these notes has been eliminated by the holders accepting additional Company stock in lieu of cash payment. The Company expects to have all outstanding private placement obligations eliminated by June 30, 2000.

         As of December 31, 1999, a total of 144,500 shares of options had been issued under the Company's 1992 Incentive Stock Options plan. Additionally, the Company has issued 1,767,000 of non-qualified options to several of its key officers. As of the date of this filing none of either type of such options have been exercised.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        UNDER SECTION 16(a) OF THE EXCHANGE ACT
        ---------------------------------------

         The following persons are the Directors and the officers of the Company. All Directors are elected annually by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board.

            Name            Age         Position
            ----            ---         --------
         John R. Wade        48       Chairman of the Board, President
                                      and Chief Executive Officer

         Bob Clemons         58       Executive Vice President,
                                      Secretary and Director

         Reid Green          41       Treasurer, Chief Financial
                                      Officer and Director

         JOHN R. WADE, D.V.M. has served as Chairman of the Board and a Director of the Company since its organization in February 1989 and President since February 1991. Dr. Wade graduated from the School of Veterinary Medicine at Louisiana State University in June 1980. Since that time he has owned and managed several profitable veterinary hospitals and other private businesses. Dr. Wade currently devotes substantially all of his business time to the activities of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a) Cash Compensation

         Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the fiscal year ended December 31, 1999 aggregated to $159,750. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries received total salary and bonus which exceeded $100,000 during the periods reflected.

                                                  Summary Compensation Table

Name and                                                              Restricted
Principal                                                Annual         Stock        Options/          LTIP            Other
Position            Year      Salary         Bonus    Compensation      Awards        SARs(#)         Payouts      Compensation
--------            ----      ------         -----    ------------     -------       --------         -------      ------------
John R. Wade        1999        $53,250       --           --             --          115,000           --             --
Chairman,           1998          --          --           --             --             --             --             --
And CEO             1997          --          --           --             --          282,000           --             --


         (b)(1) Compensation Pursuant to Plans
                ------------------------------

         See Employment Agreements below.

         (b)(2) Employment Agreements
                ---------------------

         Dr. John Wade and Mr. Bob Clemons were parties to employment agreements with the Company which expired on December 31, 1994 and which provided for annual salaries of $50,000. In consideration of the Company's financial position, Dr. Wade, Mr. Clemons, and Mr. Green have continued to work full-time for the Company, without any employment agreements, at substantially reduced levels of compensation. For the year ended December 31, 1999, no cash bonuses were issued to any officers.

         (b)(3) Option Exercises and Values at Year End

                           AGGREGATED OPTION/SASR EXERCISES IN LAST FISCAL YEAR
                                     AND FY-END OPTION/SAR VALUES

                                                     Number of              Value of
                                                    Unexercised            Unexercised
                                                    Option/SARs            In-the-Money
                                                    at FY-End (#)          Option/SARs
                                                                            at FY-End
                    Shares
                  Acquired on       Value            Exercisable/           Exercisable/
    Name          Exercise (#)     Realized         Unexercisable          Unexercisable
    ----          ------------     --------         -------------          -------------
John R. Wade          --              --               417,000                  --



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

         In 1994, the Company issued a total of 39,000 of such options to 13 of its key employees, of which 34,000 of such options have not expired. In 1995, the Company issued an additional 75,500 of such options to eight of its key employees, of which 75,500 of such options have not expired. During 1997, the Company issued a total of 21,000 of such options to two key employees of which none have expired. During 1999, the Company issued a total of 14,000 of such options. As of December 31, 1999, the 1992 Incentive Stock Option Plan had a total of 144,500 options issued and unexercised.

         In addition to the incentive stock options under the Company's 1992 Incentive Stock Option Plan, the Company issued non-qualified options to several of its key personnel in lieu of compensation. During 1997, the Company issued a total of 1,150,000 of such options to a total of 4 of its key personnel. During 1998, the Company issued a total of 100,000 additional options. During 1999, the

Company issued a total of 517,000 options. At December 31, 1999, there were a total of 1,767,000 of these options issued and unexercised.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         (a) and (b)     Security Ownership
                         ------------------

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned on December 31, 1999 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's Directors, and (iii) by all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At December 31, 1999, there were 4,530,487 shares of Common Stock outstanding.

Percentage of
Name and Address or
Beneficial                                  No. of Shares of
Identity of Group                             Common Stock
Ownership(1)                                Beneficially Owned
-------------------------                   ------------------
John R. Wade(2)                                 881,897                22.3%
10135 Hereford Road
Folsom, LA 70437

Bobbie R. Clemons(3)                            518,505                13.1%
10135 Hereford Road
Folsom, LA 70437

Walter Reid Green, Jr.(4)                            --                  --
10135 Hereford Road
Folsom, LA 70437

All Officers and
Directors as a
Group (3 Persons)                             1,400,402                35.4%

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

         (b) Reports on Form 8-K
             -------------------
             None.

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

                                    SIGNATURE
                                    ---------

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of April 2000.

                                        PACESETTER OSTRICH FARM, INC.


                                        By: /s/ John R. Wade
                                            -------------------------------
                                        President and Chief Executive Officer


         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

           Signature                           Title                               Date
           ---------                           -----                               ----
                                            Chairman of the Board,
                                              President, and Chief
By: /s/ John R. Wade                          Executive Officer                  April 12, 1999
    ------------------------------

                                            Executive Vice President,
By: /s/ Bobbie R. Clemons                     Secretary and Director             April 12, 1999
    ------------------------------

                                            Treasurer, Director, and Chief
By: /s/ Walter R. Green, Jr.                  Financial and Accounting Officer   April 12, 1999
    ------------------------------

                                 C O N T E N T S


                                                                       PAGES
                                                                       -----
Independent Auditor's Report                                           F-1

Balance Sheets                                                       F-2, F-3

Statements of Operations                                               F-4

Statements of Stockholders' Equity (Deficit)                           F-5

Statements of Cash Flows                                               F-6

Notes to Financial Statements                                        F-7-F14

To the Stockholders of
PrimeLink Systems, Inc.
    (Formerly Pacesetter Ostrich Farm, Inc.)

                          Independent Auditor's Report
                          ----------------------------


         We have audited the accompanying balance sheets of PrimeLink Systems, Inc. (formerly Pacesetter Ostrich Farm, Inc.) (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PrimeLink Systems, Inc. (formerly Pacesetter Ostrich Farm, Inc.) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                  LaPorte, Sehrt, Romig and Hand
                                           A Professional Accounting Corporation

Metairie, LA
March 3, 2000

                            PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                    December 31,
                                                                            --------------------------
                                                                              1999              1998
                                                                            --------          --------
CURRENT ASSETS:
    Cash and Cash Equivalents                                            $     9,794         $  23,149
    Accounts Receivable (Net of Allowance for Doubtful
       Accounts of $60,668 for 1999 and $50,898 for 1998)                    657,769           169,534
    Unbilled Receivables                                                      61,392                 -
    Advances to Shareholders                                                  38,075                 -
    Prepaid Expenses                                                          15,203            34,138
                                                                         -----------         ---------

            Total Current Assets                                             782,233           226,821

PROPERTY AND EQUIPMENT, Net                                                  565,095           399,767

NOTES RECEIVABLE FROM STOCKHOLDER                                             42,500            42,500

OTHER ASSETS:

    Other                                                                      3,173             3,173
                                                                         -----------         ---------

                                                                               3,173             3,173
                                                                         ===========         =========

                                                                         $ 1,393,001         $ 672,261
                                                                         ===========         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                    December 31,
                                                                            --------------------------
                                                                              1999              1998
                                                                            --------          --------
CURRENT LIABILITIES:
    Accounts Payable and Other Accrued Liabilities                     $   341,844       $   257,730
    Notes Payable                                                          612,943           600,303
    Advances from Stockholders                                                  --           179,829
                                                                       -----------       -----------

            Total Current Liabilities                                      954,787         1,037,862

COMMITMENTS AND CONTINGENCIES                                                  --                --

LONG-TERM LIABILITIES:

    Notes Payable                                                          245,699           200,682
                                                                       -----------       -----------

            Total Liabilities                                            1,200,486         1,238,544
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock, $.001 Par Value, 10,000,000 Shares
       Authorized, 4,530,487 Issued and Outstanding December 31,
       1999; 3,950,224 Issued and Outstanding December 31, 1998              4,530             3,950
    Additional Paid-in Capital                                           4,124,601         3,779,217
    Accumulated Deficit                                                 (3,936,616)       (4,349,450)
                                                                       -----------       -----------

            Total Stockholders' Equity (Deficit)                           192,515          (566,283)
                                                                       -----------       -----------
b
                                                                         1,393,001         $ 672,261
                                                                       ===========         =========

                              PrimeLink Systems, Inc.
                      (Formerly Pacesetter Ostrich Farm, Inc.)
                              STATEMENTS OF OPERATIONS

                                                                                          For The Years Ended
                                                                                               December 31,
                                                                                       ---------------------------
                                                                                           1999            1998
                                                                                       -----------       --------
REVENUES:
    Directional Boring Revenue                                                         $ 1,885,456      $  186,132
    Other Revenue                                                                           30,225              --
                                                                                       -----------      ----------
                                                                                         1,915,681         186,132

COSTS AND EXPENSES:
    Cost of Sales - Directional Boring                                                   1,212,111         269,904
    Selling, General and Administrative Expenses                                           540,411         263,457
                                                                                       -----------      ----------

                                                                                         1,752,522         533,361

OPERATING INCOME (LOSS)                                                                    163,159        (347,229)

OTHER INCOME (EXPENSES):
    Gain on Sale of Property and Equipment                                                  13,689               -
    Other Income                                                                             7,916               -
    Loss on Sale of Investments                                                                 --         (14,030)
                                                                                       -----------      ----------

                                                                                            21,605         (14,030)
                                                                                       -----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                                                          184,764        (361,259)

INCOME TAX PROVISION                                                                            --              --
                                                                                       -----------      ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                   184,764        (361,259)

DISCONTINUED OPERATIONS:
    Loss from Operations of Ostrich Segment Disposed of
      September 30, 1998 (Net of Income Taxes of $-0-)                                          --        (278,374)
                                                                                       -----------      ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                    184,764        (639,633)

EXTRAORDINARY ITEM:

    Gain on Extinguishment of Debt (Net of Income Tax of $-0-)                             228,070          21,846
                                                                                       -----------      ----------

NET INCOME (LOSS)                                                                       $  412,834      $ (617,787)
                                                                                        ==========      ==========

NET LOSS PER SHARE:
    Income (Loss) from Continuing Operations                                            $     0.04      $    (0.10)
    Loss from Discontinued Operations                                                           --           (0.08)
                                                                                       -----------      ----------

    Income (Loss) Before Extraordinary Item                                                   0.04           (0.18)
    Extraordinary Item                                                                        0.06            0.01
                                                                                       -----------      ----------

    Net Income (Loss)                                                                   $     0.10      $    (0.17)
                                                                                        ==========      ==========

AVERAGE COMMON SHARES OUTSTANDING                                                        4,083,673       3,720,991
                                                                                        ==========      ==========

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     Additional
                                        Common         Paid-in          Accumulated
                                        Stock          Capital            Deficit             Total
                                        -------       -----------        -----------        ----------
BALANCE, December 31, 1997              $ 3,665       $ 3,779,217        $(3,731,663)       $   51,219

    Issuance of 285,000 Shares              285                --                  -               285

    Net Loss                                 --                --           (617,787)         (617,787)
                                        -------       -----------        -----------        ----------

BALANCE, December 31, 1998                3,950         3,779,217         (4,349,450)         (566,283)

    Issuance of 580,263 Shares              580           345,384                 --           345,964

    Net Income                               --                --            412,834           412,834
                                        -------       -----------        -----------        ----------

BALANCE, December 31, 1999              $ 4,530       $ 4,124,601        $(3,936,616)       $  192,515
                                        =======       ===========        ===========        ==========

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                            STATEMENTS OF CASH FLOWS

                                                                                            For The Years Ended
                                                                                                December 31,
                                                                                         -------------------------
                                                                                            1999           1998
                                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                    $ 412,834       $(617,787)
    Adjustments to Reconcile Net Income (Loss) to Net Cash
      Used in Operating Activities:
        Depreciation                                                                        88,478          25,534
        Increase in Accounts Receivable, Net                                              (549,627)        (91,753)
        Decrease in Livestock Inventory                                                         --         227,267
        Gain on Sale of Property and Equipment                                             (13,689)             --
        Gain on Converting Long-Term Debt to Equity                                       (184,339)             --
        (Increase) Decrease in Prepaid Expenses                                             18,935         (34,138)
        Acquisition of Trading Securities                                                       --         (14,030)
        Loss on the Expiration of Trading Securities                                            --          14,030
        Increase in Accounts Payable and Accrued Liabilities                               125,447          56,514
        Increase (Decrease) in Borrowings from Stockholders                                (28,984)          3,864
                                                                                         ---------       ---------
           Net Cash Used in Operating Activities                                          (130,945)       (430,499)
                                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                                 (253,805)       (374,677)
    Proceeds from Sale of Property                                                          13,689         568,954
                                                                                         ---------       ---------
           Net Cash Provided by (Used in) Investing Activities                            (240,116)        194,277
                                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Common Stock                                                      50             285
    Proceeds from Issuance of Long-Term Debt                                               520,135         617,411
    Repayment of Notes Payable                                                            (162,479)       (358,325)
                                                                                         ---------       ---------
           Net Cash Provided by Financing Activities                                       357,706         259,371
                                                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (13,355)         23,149

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                               23,149              --
                                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS - END OF YEAR                                                  $   9,794       $  23,149
                                                                                         =========       =========
SUPPLEMENTAL DISCLOSURES:
      Interest Paid                                                                      $  58,707       $  43,499
                                                                                         =========       =========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Notes Payable transferred to common stock and additional paid-in capital             $ 341,333       $      --

    Advances from shareholders transferred to common stock and paid-in capital           $ 188,920       $      --

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                          Notes to Financial Statements


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

                  The Company was formerly a breeder of ostriches. During 1997, this business segment was discontinued and the sale of the ostrich inventory and related property and equipment was completed in 1998 (see Note J).

                  Currently, the Company is in the business of directional boring for creating underground conduits under its new name PrimeLink Systems, Inc., and as such, grants credit to its customers, who are located in the Southern United States.

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

         DEPRECIATION

                  Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets, which range from five to seven years. Depreciation charged to operations for the years ended December 31, 1999 and 1998 amounted to $88,478 and $25,534, respectively.

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

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                          Notes to Financial Statements

NOTES A

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         ACCOUNTS RECEIVABLE

                  Accounts receivable are recorded at their estimated net realizable value. Provision for bad debts totaled $9,770 and $4,245 during 1999 and 1998, respectively.

         EARNINGS PER SHARE

                  The earnings per share calculations are based on the weighted average number of shares of common stock outstanding and common stock equivalents, unless their effect would be anti-dilutive.

         NON-DIRECT RESPONSE ADVERTISING

                  The Company expenses advertising costs as incurred. Advertising expense charged to operations totaled $4,264 and $1,203 for the years ended December 31, 1999 and 1998, respectively.

NOTE B

         DISCONTINUED OPERATIONS

                  During 1998, the Company completed the sale of all of the assets of its ostrich breeding segment. These assets consisted primarily of property and equipment and livestock inventory. Sale of property and equipment netted $568,953 in 1998, resulting in no gain or loss, as the assets had been written down to their net realizable value in a prior year.

                  Revenue generated from livestock sales totaled $-0- and $237,920 for the years ending December 31, 1999 and 1998, respectively.

NOTE C

         PROPERTY AND EQUIPMENT

                  A summary of property and equipment is as follows:

                                                       1999               1998
                                                    ----------        ----------
                  Land                              $   27,000        $   27,000
                  Buildings and Improvements            18,370            18,370
                  Furniture and Equipment              632,964           379,159
                  Vehicles                              84,593            84,593
                                                    ----------        ----------

                  Total                                762,927           509,122
                  Less: Accumulated Depreciation       197,832           109,355
                                                    ----------        ----------

                  Property and Equipment, Net       $  565,095        $  399,767
                                                    ==========        ==========

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                          Notes to Financial Statements


NOTE D
         NOTES PAYABLE

               A summary of outstanding notes payable at December 31, 1999 and 1998 is as follows:

                                                                                        1999               1998
                                                                                    ------------       ------------
                  Private Placement Notes Payable
                     (See Description Below).                                       $    160,583       $    211,833

                  Line of Credit - Bank; Interest at 9%; Interest payable
                     monthly; Due March 30, 1999; Secured by second mortgage
                     from a major shareholder
                     and guaranteed by two major shareholders.                                --             20,450

                  Line of Credit - Bank; Interest at 9.5%; Interest payable
                     monthly; Due March 30, 2000; Secured by second mortgage
                     from a major shareholder
                     and guaranteed by two major shareholders                            290,050                 --

                  Note Payable Bank: Interest at 10%; Monthly
                     Payments of $1,688; Maturing September 13,
                     2002; Secured by two trucks and guarantee of
                     two major shareholders.                                              48,480                 --

                  Note Payable Bank; Interest at 9.25%; Monthly payments of
                     $493; Maturing March 25, 2002 Secured by a truck and
                     guarantee of two major shareholders.                                 11,372             16,536

                  Note Payable Bank; Interest at 9.25%; Monthly payments of
                     $621; Maturing September 25, 2003; Secured by a truck and
                     guarantee of two major shareholders.                                 24,145             28,549

                  Note Payable Bank; Interest at 9.5%; Monthly payments of
                     $1,029; Maturing October 21, 2001; Secured by equipment and
                     guarantee of two major shareholders.                                 21,764             30,445

                  Note Payable for equipment purchase; Interest at 10.5%;
                     Monthly payments of $5,074; Maturing September 28, 2002;
                     Secured by equipment purchased.                                     148,453            187,874

                  Note Payable for equipment purchase; Interest at
                     10.5%; Monthly payments of $3,017; Maturing
                     April 20,2003; Secured by equipment purchased.                      103,795                 --

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                          Notes to Financial Statements


NOTE D

         NOTES PAYABLE (Continued)

                                                                                        1999             1998
                                                                                    ------------     ------------
                  Note Payable - Insurance premium financing;
                     Interest at 10.43%; Monthly payments of
                     $3,741.                                                                  --           25,298

                  1998 Private Placement Notes Payable
                     (See Description Below).                                             50,000          280,000
                                                                                    ------------     ------------

                                                                                    $    858,642     $    800,985
                                                                                    ============     ============

                  In late 1991, the Company commenced a private placement to accredited investors, which offered to sell up to 80 units at $5,000 per unit. In early 1992, an additional private placement of 10 units was offered to one of the investors in the previous private placement on terms identical to the previous private placement. The Company received total subscriptions for 90 units ($450,000) upon completion of these offers. Each unit consisted of 5,555 shares of common stock and a promissory note for $5,000 with interest thereon at 10% per annum commencing at the closing. Interest is payable semi-annually.

                  The principal portion of the notes was due upon the earlier of December 1, 1995 or receipt of sufficient proceeds by the Company under contracts for the sale of ostrich livestock anticipated to be fulfilled commencing July 1, 1992 (such determination to be made in the reasonable judgment of the Company's Board of Directors). As of December 31, 1999, principal of $160,583 was still outstanding.

                  During 1998, the Company commenced a private placement notes payable for terms similar to the previous private placement, maturing September 30, 1999. The Company received total subscriptions for 28 units ($280,000) upon completion of this offer. Each unit consisted of 10,000 shares of common stock and a promissory note for $10,000 with interest thereon at 10% per annum commencing at the closing.

                  During 1999, $341,333 in private placement debt plus accrued interest was converted to common stock. See Note J. As of December 31, 1999, principal of $160,583 was outstanding on the original subscription and $50,000 was outstanding on the 1998 subscription. As a result, the Company is in default on these notes.

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                          Notes to Financial Statements


NOTE D

         NOTES PAYABLE (Continued)

                  Following are maturities of long-term debt:

                      December 31,
                      ------------
                          2000                               $      612,943
                          2001                                      123,230
                          2002                                      102,322
                          2003                                       20,147
                                                             --------------
                                                             $      858,642

NOTE E
         INCOME TAXES

                  The reconciliation of the Federal statutory tax rate to the effective tax rate is as follows:

                                                        1999             1998
                                                        ----             ----
                  Statutory Tax Rate                      34%              34%
                  State Taxes                              3                3
                  Benefit from NOL Carryforward          (37)             (37)
                                                       -----            -----

                  Effective Tax Rate                       0%               0%
                                                       =====            =====

                  Cumulative deferred taxes consist of the following temporary differences at an estimated effective Federal and state tax rate of 37%.

                                                                                    1999                  1998
                                                                                 ------------        ---------
                  Deferred Tax Liabilities:
                    Property and Equipment                                       $     29,327          $     13,558
                                                                                 ------------          ------------

                  Deferred Tax Assets:
                    Net Operating Loss Carryforward                                 1,540,597             1,592,529
                    Accounts Receivable Allowance                                      22,447                18,832
                  Less:  Valuation Allowance                                       (1,533,717)           (1,597,803)
                                                                                 ------------          ------------

                  Deferred Tax Assets                                                  29,327                13,558
                                                                                 ------------          ------------

                  Total Deferred Taxes                                           $         --          $         --
                                                                                 ============          ============

                  At December 31, 1999, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $4,163,776, which expire in 2007 through 2015.

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                          Notes to Financial Statements


NOTE E

         INCOME TAXES (Continued)

                  The Company has generated losses from operations in 1992 through 1998. As a result, the Company does not believe it is more likely than not, it will be able to realize the NOL carryforwards through generation of future taxable income. Therefore, the Company has provided a valuation allowance for the entire amount of the deferred tax assets.

NOTE F

         INCENTIVE STOCK OPTION PLANS

                  During February, 1992, the Company adopted the 1992 Incentive Stock Option Plan (the "Plan") under which 200,000 shares of common stock have been reserved for issuance to employees of the Company. The exercise price of any stock option granted under the Plan to an eligible employee will be equal to the fair market value of the shares on the date of grant and with respect to persons owning more than 10% of the outstanding common stock, the exercise price will not be less than 110% of the fair market value of the shares. On January 16, 1995, the Company granted a total of 40,000 options to persons owning more than 10% of the outstanding stock for $0.75 per share. These options expire in January 2000, but will be renewed for an additional five years. The remaining 104,500 options expire between May 2004 and October 2009.

                  In addition, the Company periodically issues stock options to key employees under terms similar to the 1992 Plan. These non-qualified options, totaling 1,911,500 at December 31, 1999, expire between March 2007 and October 2009.

                  A summary of the status of the plans as of December 31, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                                          1999                               1998
                                                 --------------------------        ------------------------
                                                                Weighted                           Weighted
                                                                 Average                            Average
                                                                Exercise                           Exercise
                                                  Shares          Price            Shares            Price
                                                  ------          -----            ------            -----
Outstanding at Beginning of Year                1,380,500        $   0.21         1,285,500         $   0.22
Granted                                           531,000            0.34           100,000             0.15
Exercised                                            --               --                --               --
Forfeited                                            --               --             (5,000)            0.22
                                               ----------        --------        ----------         --------

Outstanding at End of Year                      1,911,500        $   0.25         1,380,500         $   0.21
                                               ==========        ========        ==========         ========

Options Exercisable at Year End                 1,911,500        $   0.25         1,380,500         $   0.21
                                               ==========        ========        ==========         ========

Weighted Average Fair Value of
      Options Granted During the Year          $     0.59                        $     0.15
                                               ==========                        ==========

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                          Notes to Financial Statements


NOTE F

         INCENTIVE STOCK OPTION PLANS (Continued)

                  The Company applies APB Opinion 25 in accounting of its plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                        1999              1998
                                                                                    ------------     ---------
                  Net Income (Loss) as Reported Pro Forma                           $    389,036     $     (636,494)
                                                                                    ============     ==============

                  Income (Loss) Per Share as Reported Pro Forma                     $        .10     $       (.17)
                                                                                    ============     =============


                  For purposes of the above computation, compensation cost was estimated using the Black-Scholes model with the following assumptions: no dividend yield; on expected life of 5 to 10 years; expected volatility of 235.95 percent; and risk-free interest rate of 5.58 percent.

NOTE G

         STOCKHOLDER'S EQUITY

                  In 1999, the Company issued 530,263 shares of stock in full settlement of private placement debt and amounts due to shareholders totaling $530,263. In 1998, the Company issued 25,000 shares of stock for partial settlement of private placement debt (see Note J).

NOTE H

         COMMITMENTS AND CONTINGENCIES

                  The Company is subject to the possibility of litigation in the ordinary course of business. The Company is not aware of any matters, which would have a significant impact on its financial condition or results of its operations.

NOTE I

         TRANSACTIONS WITH RELATED PARTIES

                  In July 1993, the Company entered into a note receivable for $42,400 with a significant stockholder. The note bears interest at 8% per annum, and has no specified maturity date.

                  The Company leases certain property in Folsom, Louisiana, on a month to month basis, from a major stockholder, on which a portion of the Company's operations is located. Total rent paid on this lease for December 31, 1999 and 1998 was $8,400, respectively.

                  Advances to or from stockholders are non-interest bearing with no specified maturity date.

                             PrimeLink Systems, Inc.
                    (Formerly Pacesetter Ostrich Farm, Inc.)
                          Notes to Financial Statements


NOTE J

         TROUBLED DEBT RESTRUCTURING

                  During 1999, the Company retired $530,253 in private placement debt and amounts due to shareholders in exchange for 530,263 shares of the Company's $.001 par value stock. The market price on the conversion dates ranged from $.62 to $.81 per share, resulting in an extraordinary gain of $184,339. In addition, the Company recognized $43,731 in extraordinary gains as the result of debt forgiveness by a shareholder and settlement of accounts payable at a discount. These transactions resulted in total extraordinary gains of $228,070 ($.06 per share), net of income tax of $-0- in 1999.

                  During 1998, the Company retired, at a discount, $34,500 in private placement debt for $16,000 plus 25,000 shares of the Company's $.001 par value stock. In addition, the Company exchanged equipment, pledged as collateral on $7,636 of notes payable, in full settlement of the debt. These transactions resulted in an extraordinary gain of $21,846 ($.01 per share), net of income tax of $-0- in 1998.

NOTE K
         SUBSEQUENT EVENTS

                  Effective February 2, 2000, the Company changed its name to PrimeLink Systems, Inc. and its trading symbol to PMLK.

                  On January 7, 2000, the Company issued 78,454 shares of common stock in exchange for $86,999 in debt, resulting in an extraordinary gain in the year ended December 31, 2000 of $8,545, net of income taxes of $-0-.

                  On January 24, 2000, the Company entered into an employment agreement with a key employee. This commitment, totaling $80,000 per year, expires January 23, 2003.

                  During January, 2000, the Company issued 543,000 shares of its stock in exchange for $225,000 of assets.