Form 10QSB
period 2000-03-31
PRIMELINK SYSTEMS INC
filed 2000-05-15
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                           Commission File No. 1-11282

                             PRIMELINK SYSTEMS, INC.
                -----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                             72-1186845
-----------------------------------                    -------------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)


10135 Hereford Road, Folsom, Louisiana                               70437
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (504) 796-5806
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                              Yes X     No
                                 ----      -----

                      APPLICABLE ONLY TO USERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes _____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,264,930 shares of Common Stock at May 10, 2000.

                             PRIMELINK SYSTEMS, INC.


                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - March 31, 2000, and December  31, 1999                                        3

Statement of Operations - Three Months Ended March 31, 2000, and Three Months
Ended mARCH 31, 1999                                                                           4

Statements of Cash Flows - Three Months Ended March 31, 2000, and Three Months
Ended March 31, 1999                                                                           5

Notes to Financial Statements                                                                  6


Item 2.  Management's Discussion and Analysis of Financial Condition and                       7
         Results of Operations


PART II.  OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             PRIMELINK SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                                                        March 31,      December 31,
                                                                                                         2000               1999
                                                                                                         ----               ----
                                                                                                      (unaudited)
CURRENT ASSETS:
  Cash and short term investments                                                                    $   290,856              9,794
  Accounts receivable (net of allowance of $109,418 at
   March 31, 2000, and $60,668 at December 31, 1999)                                                   1,746,488            657,769
  Unbilled Receivables                                                                                   435,571             61,392
  Advances to Shareholders                                                                                63,050             38,075
  Prepaid Expenses                                                                                        15,203             15,203
                                                                                                     -----------        -----------
          Total Current Assets                                                                         2,551,168            782,233

PROPERTY, PLANT, AND EQUIPMENT, net                                                                      582,577            565,095

NOTES RECEIVABLE FROM STOCKHOLDER                                                                         42,500             42,500

OTHER ASSETS (net of $10,199 of accumulated amortization)                                                176,559              3,173
                                                                                                     -----------        -----------
                                                                                                     $ 3,352,804        $ 1,393,001
                                                                                                     ===========        ===========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                           $ 1,687,710            341,844
  Notes payable                                                                                          357,250            612,943
  Advances from stockholders                                                                                  --                 --
                                                                                                     -----------        -----------
          Total current liabilities                                                                    2,044,960            954,787

LONG-TERM LIABILITIES:
  Notes payable                                                                                          377,116            245,699
                                                                                                     -----------        -----------
               Total Liabilities                                                                       2,422,076          1,200,486
                                                                                                     -----------        -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized, 5,264,930 issued and outstanding as of March 31, 2000, and 4,530,487 as of
   December 31, 1999                                                                                       5,265              4,530
  Additional paid-in-capital                                                                           4,467,841          4,124,601
  Retained earnings (deficit)                                                                         (3,542,378)        (3,936,616)
                                                                                                     -----------        -----------
                                                                                                         930,728            192,515
                                                                                                     -----------        -----------
                                                                                                     $ 3,352,804        $ 1,393,001
                                                                                                     ===========        ===========

              The accompanying notes are an integral part of these
                             financial statements.

                             PRIMELINK SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                        2000                   1999
                                                                                                        -----                  ----
SALES                                                                                              $ 2,872,361          $   143,567

COST OF SALES                                                                                        2,138,785              124,339
                                                                                                   -----------          -----------
          Gross profit                                                                                 733,576               19,228



OPERATING EXPENSES:
  Operating                                                                                             85,549               48,193
  Selling, General and administrative                                                                  245,930               45,874
                                                                                                   -----------          -----------
  Operating Income (loss)                                                                              402,097              (74,839)

OTHER INCOME (EXPENSES):
  Gain on Sale of Property and Equipment                                                                 4,880                   --
  Other Income
  Interest Expense                                                                                     (21,639)             (19,906)
                                                                                                   -----------          -----------
INCOME (LOSS) BEFORE INCOME TAXES                                                                      385,338              (94,745)

INCOME TAX PROVISION                                                                                        --                   --
                                                                                                   -----------          -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                               385,338              (94,745)

EXTRAORDINARY ITEM:
  Gain on Extinguishment of Debt (Net of Income Tax of $0)                                               8,899                   --


NET INCOME (LOSS)                                                                                  $   394,237              (94,745)
                                                                                                   ===========          ===========
NET INCOME PER SHARE:
  Income from Continuing Operations                                                                        .08                 (.02)

  Extraordinary Item                                                                                       .00                   --

  Net Income (Loss)                                                                                $       .08          $      (.02)
                                                                                                   -----------          -----------
AVERAGE COMMON SHARES OUTSTANDING                                                                    5,004,162            3,950,224
                                                                                                   ===========          ===========

              The accompanying notes are an integral part of these
                             financial statements.

                             PRIMELINK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                          2000          1999
                                                                                         -----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                  $   394,237    $   (94,745)
  Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
    Depreciation                                                                          27,746         14,853
    Amortization                                                                          10,199             --
    Gain on Long-Term Debt Conversion to Equity                                           (4,880)
    Gain on sale of assets                                                                (8,899)
    Decrease (increase) in :
      Accounts receivable, net                                                        (1,088,719)        99,306
      Unbilled Receivables                                                              (374,179)            --
      Deposit                                                                                 --             --
      Prepaid expenses                                                                        --         11,379
    Increase (decrease) in -
      Accounts payable and accrued liabilities                                         1,373,531        (27,429)
      Borrowings from stockholders                                                            --          1,680
      Advances to stockholders                                                           (24,975)            --
                                                                                     -----------   ------------
        Net cash provided (used) by operating activities                                 304,061          5,044

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                                           (3,813)       (89,413)
  Acquisition of stock                                                                    (3,000)
  Proceeds from Sale of Property                                                           4,880
                                                                                     -----------   ------------
        Net cash used by investing activities                                             (1,933)       (89,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                                                  24,875             --
  Proceeds from Issuance of Long-Term Debt                                                75,000        150,000
  Repayment of notes payable                                                            (120,941)       (24,365)
                                                                                     -----------   ------------
        Net cash provided (used) by financing activities                                 (21,066)       125,635

        Net increase (decrease) in cash                                                  281,062         41,266
CASH AND SHORT-TERM
INVESTMENTS AT BEGINNING OF PERIOD                                                         9,794         23,149
CASH AND SHORT-TERM
INVESTMENTS AT END OF PERIOD                                                         $   290,856    $    64,415
                                                                                     ===========   ============
INTEREST PAID                                                                        $    21,639    $    19,906
                                                                                     ===========   ============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Notes Payable and accrued interest for common stock and additional paid-in capital   $   105,998             --
Common stock and additional paid-in capital exchanged for property, equipment,                --
and other assets                                                                     $   225,000

              The accompanying notes are an integral part of these
                             financial statements.

                             PrimeLink Systems, Inc.
                          Notes To Financial Statements
                                   (unaudited)

1.       Basis of Presentation:
          ---------------------

         The financial information included herein reflects all adjustments which are in the opinion of management, necessary for a fair statement of results for the periods. All such adjustments, in the opinion of management, are of normal recurring nature.

         The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

2.       Property, Plant, and Equipment:
          ------------------------------

         Property, plant, and equipment consist primarily of assets used in the underground construction business. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                                              Estimated Lives                    March 31,                    December 31,
                                                   (yrs)                           2000                           1999
      Land                                           --                    $    27,000                       $    27,000
      Buildings and Improvements                  10 to 30                      18,370                            18,370
      Furniture and Equipment                      5 to 7                      678,192                           632,964
      Vehicles                                        5                         84,593                            84,593

                                                                             ---------                         ---------
                                                                           $   808,155                       $   762,927

      Accumulated Depreciation                                                (225,578)                         (197,832)
                                                                            ----------                        ----------
                                                                           $   582,577                       $   565,095
                                                                            ==========                        ==========

3.       Income Taxes
         --------------
         For tax reporting purposes the Company had, at December 31, 1999, net operating loss carryforwards of approximately $4.1 million which expire in 2007 through 2015.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ------------------------------------------------------------

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Introduction

         During 1998 the Company discontinued its prior operations (under the name Pacesetter Ostrich Farm, Inc.) and simultaneously began operations in the underground construction business. The Company temporarily operated under the registered trade name Pacesetter Communications. On February 14, 2000, the Company completed its official corporation name change to PrimeLink Systems, Inc. The Company to date has been exclusively engaged in underground placement of telecommunications systems. Although most of its business relates to placement of fiber optic cable, the Company has placed other types of communications cable such as television cable. The Company has continually attracted and obtained the services of experienced personnel recognized within the industry in developing its management team. Management believes this has been a major factor in facilitating the substantial growth in the Company's operating results for 1999 and 2000.


Results of Operations

         For the calendar quarter ended March 31, 2000, sales increased by $2,728,794 from $143,567 for the quarter ended March 31, 1999 to $2,872,361 for the quarter ended March 31, 2000. The revenues during the current period represent the results in the current period of the Company's operations mostly as a general contractor compared to the prior year figure which reflected the Company's first full quarter of operations which were based completely on sub-contractor work. The Company's gross profit for the quarter ended March 31, 2000, was $733,576, compared to $19,228 for the quarter ended March 31, 1999, resulting from the substantial increase in the volume of business in the current quarter as previously described. Additionally, the Company was still engaged in staffing and training in the prior quarter and did not generate a significant amount of construction revenue as a result of such activities associated with a new line of business.

         Operating expenses increased from $48,193 for the quarter ended March 31, 1999 to $85,549 for the quarter ended March 31, 2000, representing an increase of $37,356. Such differences represent the substantial increase in the volume of the Company's operations as a general contractor in the current period compared to the same quarter a year ago when the Company was just gaining recognition in the industry but was only operating as a sub-contractor. General and administrative expenses increased from $45,874 for the quarter ended March 31, 1999 to $245,930 for the quarter ended March 31, 2000. These increases again reflect the substantial increase in volume of business previously described. However, with respect to general and administrative expenses, the Company's officers had maintained reduced salaries during 1999 as the Company began a new line of business. During 2000, these officers have restored portions of their salaries as well as expanded the administrative staff in accordance with increases in sales and cash flows.

         The Company incurred a net profit of $394,237 or $0.08 per share for the quarter ended March 31, 2000, compared to a net loss of $94,745 or $0.02 per share for the quarter ended March 31, 1999. The net loss for 1999 was mostly due to the initial stages of developing the Company's telecom services business. During the quarter ended March 31, 1999, the Company was still developing its operations staff, obtaining new licenses and business qualifications, and becoming known within a new industry. At that time, the Company was exclusively engaged in sub-contract work. Since that time the Company has continually increased its sales and improved its results of operations. Currently, the Company is engaged almost exclusively in general contractor work based mostly on work awarded through competitive bids. However, during the quarter ended March 31, 2000, the Company began negotiating projects and expects to further improve its volume of business and therefore its results of operations as it increases the portion of its business which is negotiated.


Liquidity and Capital Resources

         The Company incurred substantial losses from its prior operations (see 1998 and 1999 10-KSB) for several years. Since entering the telecom services business in 1998, the Company has continually improved its cash flows and has now satisfied all of its prior obligations. In accordance with its prior year losses, the Company has for tax reporting purposes net operating loss carryforwards of approximately $4.1 million which expire in 2007 through 2015. At this time the Company has not recorded a net tax benefit from these loss carryforwards. However, the tax loss carryforwards are available for use against the Company's profits from its telecom services business, subject to certain potential limitations. At this time no such limitations have impacted the Company such that a provision for income taxes would be deducted from current earnings.

         Net cash provided by operating activities was $304,061 for the quarter ended March 31, 2000 compared to cash provided of $5,044 for the quarter ended March 31, 1999, mostly as a result of the increase in net income in the current quarter compared to a year ago. Cash used by investing activities decreased from $89,413 to $1,933 reflecting the decrease in equipment acquisitions related to the construction business from the prior period. Net cash provided by financing activities decreased from cash provided of $125,635 for the quarter ended March 31, 1999 to cash used of $21,066 for the quarter ended March 31, 2000, reflecting both proceeds from and repayments of notes payable related to the expansion of the Company's newly created construction business. Cash and short term investments for the Company increased from $64,415 at March 31, 1999 to $290,856 at March 31, 2000, reflecting the differences described above.

         As of December 31, 1999, under the Company's 1992 Incentive Stock Option Plan, a total of 144,500 options were issued and unexcercised. Additionally, as of December 31, 1999, a total of 1,767,000 nonqualified options were issued and outstanding. During the quarter ended March 31, 2000, a total of 20,500 options from the 1992 Plan and 100,000 of the additional options were exercised by employees of the Company.


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



ITEM 7.  FINANCIAL STATEMENTS
         ----------------------

         The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------
        None.

                                    SIGNATURE


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2000.

                                           PRIMELINK SYSTEMS, INC.



                                      By: /s/ Walter Reid Green, Jr.
                                          ---------------------------------
                                              Walter Reid Green, Jr.
                                              Financial and
                                              Accounting Officer