Form 10-Q
period 2000-06-30
PRIMELINK SYSTEMS INC
filed 2000-08-16
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                                 Yes _____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,650,030 shares of Common Stock at August 11, 2000.

                             PRIMELINK SYSTEMS, INC.


                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - June 30, 2000 and December 31, 1999

Statement of Operations - Three Months Ended June 30, 2000, and Three Months Ended Jume 30, 1999; Six Months Ended June 30, 2000, and Six Months Ended Jume 30, 1999.

Statements of Cash Flows - Six Months Ended June 30, 2000 and Six Months Ended June 30, 1999.

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART I
                              FINANCIAL INFORMATION

         Item 1. Financial Statements

                             PRIMELINK SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                            June 30,          December 31,
                                                                              2000                1999
                                                                              ----                ----
                                                                           (unaudited)
CURRENT ASSETS:
  Cash and short term investments                                           $ 960,432             $ 9,794
  Accounts receivable (net of allowance of $109,417 at
   June 30, 2000 and $60,668 at December 31, 1999)                            867,546             657,769
  Unbilled Receivables                                                         25,000              61,392
  Advances to Shareholders                                                    154,052              38,075
  Work In Progress - Propriety System                                         660,242                  --
  Prepaid Expenses                                                             15,203              15,203
                                                                        --------------         -----------
          Total current assets                                              2,682,475             782,233

PROPERTY, PLANT, AND EQUIPMENT, net                                           610,934             565,095

NOTE RECEIVABLE FROM STOCKHOLDER                                               42,500              42,500

OTHER ASSETS (net of  $25,930 of accumulated amortization at
  June 30, 2000)                                                              242,068               3,173
                                                                        --------------         -----------
                                                                          $ 3,577,977         $ 1,393,001
                                                                        ==============         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                $ 1,007,899           $ 341,844
  Notes payable                                                               472,256             612,943
  Advances from stockholders                                                      ---                 ---
                                                                        --------------         -----------
          Total current liabilities                                         1,480,155             954,787

LONG-TERM LIABILITIES:
  Notes payable                                                               206,276             245,699
                                                                        --------------         -----------
          Total Liabilities                                                 1,686,431           1,200,486
                                                                        --------------         -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized,
  5,650,030 and 4,530,487 issued and outstanding as of June 30, 2000
  and December 31, 1999, respectively                                           5,651               4,530
  Additional paid-in-capital                                                5,087,351           4,124,601
  Treasury Stock                                                               (3,000)
  Retained earnings (deficit)                                              (3,198,456)         (3,936,616)
                                                                        --------------         -----------
                                                                            1,891,546             192,515
                                                                        --------------         -----------
                                                                          $ 3,577,977         $ 1,393,001
                                                                        ==============         ===========

              The accompanying notes are an integral part of these
                             financial statements.

                             PRIMELINK SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                                          Three Months Ended                          Six Months Ended
                                                               June 30,                                        June 30,
                                                         2000             1999            2000               1999
                                                         ----             ----            ----               ----
SALES                                                $ 1,186,839        $ 319,126    $  4,059,200         $ 462,693

COST OF SALES                                            620,613          116,414       2,759,397           240,752
                                                    -------------     ------------   -------------       -----------
          Gross profit                                   566,226          202,712       1,299,803           221,941

OPERATING EXPENSES:
  Operating                                             138,499            40,917          222,522            88,744
  General and administrative                            151,644            14,151          398,600            60,392
                                                    -------------     ------------   -------------       -----------
  Operating Income (loss)                               276,083           147,644          678,681            72,805

OTHER INCOME (EXPENSES):
  Gain on Sale of Property and Equipment                     --                --               --                --
  Interest                                              (14,161)          (28,298)         (35,802)          (48,204)
  Other                                                      --                --               --                --
                                                    -------------     ------------   -------------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                       261,922           119,346          647,759            24,601

INCOME TAX PROVISION                                         --                --               --                --
                                                    -------------     ------------   -------------       -----------
 INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                            261,922           119,346          647,759            24,601

EXTRAORINARY ITEM :
  Gain on Extinguishment of Debt                         81,500                --           90,399                --

NET INCOME (LOSS)                                       343,422           119,346          738,158            24,601

NET INCOME PER SHARE :
  Income from Continuing Operations                         .05               .03              .13               .01

  Extraordinary Item                                        .02                --              .02                --

  Net Income (Loss)                                     $   .07            $  .03         $    .15          $    .01
                                                    ==============     ===========    =============      ============

AVERAGE COMMON SHARES OUTSTANDING                     5,299,030         3,950,224        5,152,425          3,950,224
                                                    ==============     ===========    =============      ============


              The accompanying notes are an integral part of these
                             financial statements.

                             PRIMELINK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                                                                                             Six Months Ended
                                                                                                                     June 30,
                                                                                                        2000           1999
                                                                                                        ----           ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                                        $      738,158     $  24,601
       Adjustments to reconcile net income to
       Net cash peovided (used) by operating activities
         Depreciation                                                                                   57,497        29,706
         Amortization                                                                                   25,930            --
         Gain on Long-Term Debt Conversion to Equity                                                   (90,399)           --
         Gain (Loss) on sale of assets                                                                  (4,880)           --
         Decrease (increase) in :
           Accounts receivable, net                                                                   (209,777)       (46,545)
           Unbilled Receivables                                                                         36,392             --
           Advances to Shareholders                                                                   (115,977)            --
           Prepaid assets                                                                                   --         22,759
           Work in Progress                                                                           (660,242)           --
         Increase (decrease) in -
           Accounts payable and accrued liabilities                                                  1,223,435        (11,216)
           Borrowings from stockholders                                                                     --          1,680
                                                                                                     ------------  ------------
             Net cash provided (used) by operating activities                                        1,000,137         20,985

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property, plant, and equipment                                                   (61,920)      (204,456)
        Acquisition of stock                                                                            (3,000)
       Proceeds from sale of property                                                                    4,880             --
       Increase in Deposits                                                                            (75,000)            --
       Increase in Other Assets                                                                         (6,239)            --
                                                                                                    -------------- ------------
             Net cash provided (used) by investing activities                                         (141,279)      (204,456)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from Issuance of Common Stock                                                          143,557             --
       Net Proceeds from Issuance of Long-Term Debt                                                    102,522        270,000
       Repayment of notes payable                                                                     (154,299)       (55,891)
                                                                                                    -------------  ------------
             Net cash provided (used) by financing activities                                           91,780        214,109

             Net increase (decrease) in cash                                                           950,638         30,638
     CASH AND SHORT-TERM                                                                            -------------  ------------
     INVESTMENT AT BEGINNING OF PERIOD                                                           $     960,432         53,787
     CASH AND SHORT-TERM                                                                            =============  ============
     INTEREST PAID                                                                              $       35,801      $  28,298
                                                                                                    =============  ============
     SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Notes Payable and accrued interest for common stock and additional paid-in capital                160,998            --
     Common stock and additional paid-in capital exchanged for property, equipment, and
     other assets                                                                                      225,000            --
     Accounts Payable exchanged for common stock and additional paid-in capital                        524,715            --

    The accompanying notes are an integral part of these financial statements

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

         The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.


         2. Property, Plant, and Equipment:
            ------------------------------

         Property, plant, and equipment consist primarily of assets used for the underground construction business. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:


                                              Estimated Years              June 30, 2000                  December 31, 1999
                                                  (Lives)

      Land                                           --                    $    27,000                       $    27,000
      Buildings and Improvements                  10 to 30                      18,370                            18,370
      Equipment                                    5 to 7                      611,257                           632,964
      Vehicles                                        5                        209,636                            84,593

                                                                             ---------                         ---------
                                                                           $   866,263                       $   762,927

      Accumulated Depreciation
                                                                            ----------                        ----------
                                                                           $   610,934                       $   565,095
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

Results of Operations

     For the calendar quarter ended June 30, 2000, sales increased by $867,713 from $319,126 for the quarter ended June 30, 1999 to $1,186,839 for the quarter ended June 30, 2000. Sales increased from $462,693 for the six months ended June 30, 1999, to $4,059,200 for the six months ended June 30, 2000. The revenues during the current period represent the results in the current period of the Company's operations mostly as a general contractor compared to the prior year figure which reflected the Company's operations which were based completely on sub-contractor work.

     Cost of sales increased from $116,414 for the quarter ended June 30, 1999, to $620,613 for the quarter ended June 30, 2000. For the six months ended June 30, 1999 and 2000, cost of sales increased from $240,752 to $2,759,397 respectively resulting from the substantial increase in the volume of business in the current quarter as previously described.

     The Company's gross profit increased from $202,712 for the quarter ended June 30, 1999 to $566,226 for the quarter ended June 30, 2000, representing an increase of $363,514. For the six months ended June 30, 1999 and 2000, gross profit increased from $221,941 to $1,299,803 respectively resulting from the substantial increase in the volume of business in the current quarter as previously described. Additionally, the Company was still engaged in staffing and training in the prior year's quarter and did not generate a significant amount of construction revenue as a result of such activities associated with a new line of business.

     Operating expenses increased from $40,917 for the quarter ended June 30, 1999, to $138,499 for the quarter ended June 30, 2000, representing an increase of $97,582. Operating expenses increased from $88,744 for the six months ended June 30, 1999, to $222,522 for the six months ended June 30, 2000, representing a increase of $133,778. Such differences represent the substantial increase in the volume of the Company's operations as a general contractor in the current period compared to the same quarter a year ago when the Company was just gaining recognition in the industry but was only operating as a sub-contractor. General and administrative expenses increased from $14,151 for the quarter ended June 30, 1999 to $151,644 for the quarter ended June 30, 2000, representing an increase of $137,493. General and administrative expenses also increased from $60,392 for the six months ended June 30, 1999, to $398,600 for the six months ended June 30, 2000, representing an increase of $338,208. These increases again reflect the substantial increase in volume of business previously described. However, with respect to general and administrative expenses, the Company's officers had maintained reduced salaries during 1999 as the Company began a new line of business. During 2000, these officers have restored portions of their salaries as well as expanded the administrative staff in accordance with increases in sales and cash flows.

     The Company incurred a net profit from continuing operations of $261,922, or $0.05 per share, for the quarter ended June 30, 2000, compared to $119,346 or $0.03 per share, for the same quarter a year ago. The Company recorded an extraordinary gain of $81,500, or $0.02 per share, resulting from the extinguishment of the remaining $55,000 of its 1998 private placement debt and accrued interest in exchange for 55,000 shares of restricted common stock. The Company incurred an overall net profit of $738,158, or $0.15 per share, for the six months ended June 30, 2000, compared to 24,601 or $0.01 for the six months ended June 30, 1999. During the quarter ended June 30, 1999, the Company was still developing its operations staff, obtaining new licenses and business qualifications, and becoming known within a new industry. At that time, the Company was exclusively engaged in sub-contract work. Since that time the Company has continually increased its sales and improved its results of operations. Currently, the Company is engaged almost exclusively in general contractor work based mostly on work awarded through competitive bids. However, the Company is negotiating projects and expects to further improve its volume of business and therefore its results of operations as it increases the portion of its business which is negotiated.

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

     Net cash provided by operating activities was $1,000,137 for the quarter ended June 30, 2000 compared to cash provided of $20,985 for the quarter ended June 30, 1999, mostly as a result of the increase in net income in the current quarter compared to a year ago. Cash used by investing activities decreased from $204,456 to $141,279 reflecting the decrease in equipment acquisitions related to the construction business from the prior period. Net cash provided by financing activities decreased from cash provided of $214,109 for the quarter ended June 30, 1999 to cash provided of $91,780 for the quarter ended June 30, 2000, reflecting both proceeds from and repayments of notes payable related to the expansion of the Company's newly created construction business. Cash and short term investments for the Company increased from $53,787 at June 30, 1999 to $960,432 at June 30, 2000, reflecting the differences described above.

     As of December 31, 1999, under the Company's 1992 Incentive Stock Option Plan, a total of 144,500 options were issued and unexcercised. Additionally, as of December 31, 1999, a total of 1,767,000 nonqualified options were issued and outstanding. During the quarter ended March 31, 2000, a total of 20,500 options from the 1992 Plan and 100,000 of the additional options were exercised by employees of the Company. During the quarter ended June 30, 2000, a total of 232,000 shares of options were exercised by three key employees of the Company of which 82,000 shares were from the Company's 1992 Incentive Stock Option Plan with the remaining 150,000 shares representing non-qualifying options.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     None.

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     The Company completed its annual shareholder meeting on June 20, 2000, at 2:00 local time in Covington, Louisiana for the purpose of electing the Board of Directors and ratifying the Company's independent accountant. Based on a total of 4,614,403 common shares as of the record date, the results of this meeting are as follows:

Elect Directors:                                  For                        Against             Abstain            Not Cast
--------------------------------------- ------------------------- -------------------------- -------------------- ---------------
John R. Wade                                  2,535,291                          0                    0              2,079,112
--------------------------------------- ------------------------- -------------------------- -------------------- ---------------
Bobbie R. Clemons                             2,535,291                          0                    0              2,079,112
--------------------------------------- ------------------------- -------------------------- -------------------- ---------------
Walter R. Green, Jr.                          2,535,291                          0                    0              2,079,112
--------------------------------------- ------------------------- -------------------------- -------------------- ---------------
Walter J. Ostteen                             2,535,291                          0                    0              2,079,112
--------------------------------------- ------------------------- -------------------------- -------------------- ---------------
Danny J. Majors                               2,535,291                          0                    0              2,079,112
--------------------------------------- ------------------------- -------------------------- -------------------- ---------------

--------------------------------------- ------------------------- -------------------------- -------------------- ---------------
Ratify Independent Accountants                2,534,291                          0                2,400              2,077,712
--------------------------------------- ------------------------- -------------------------- -------------------- ---------------

                                    SIGNATURE
                                    ---------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2000.

                                                PRIMELINK SYSTEMS, INC.



                                           By:S/S    Walter Reid Green, Jr.
                                                     ----------------------
                                                     Walter Reid Green, Jr.
                                                     Financial and Accounting
                                                     Officer