Form 10QSB
period 2000-09-30
PRIMELINK SYSTEMS INC
filed 2000-11-14
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                           Commission File No. 1-11282

                             PRIMELINK SYSTEMS, INC.
     ---------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                        72-1186845
-----------------------------------         ------------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


10135 Hereford Road, Folsom, Louisiana                                  70437
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (504) 796-5806
   -------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                               Yes   X    No
                                   -----     -----

                      APPLICABLE ONLY TO USERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes _____ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,650,882 shares of Common Stock at November 10, 2000.

                             PRIMELINK SYSTEMS, INC.


                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - September 30, 2000 and December 31, 1999

Statement of Income - Three Months Ended September 30, 2000, and Three Months Ended September 30, 1999; Nine Months Ended September 30, 2000, and Nine Months Ended September 30, 1999

Statements of Cash Flows - Nine Months Ended September 30, 2000 and Nine Months Ended September 30, 1999

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
         (a)      The following exhibit is filed herewith:

         Exhibit No.         Description
         -----------         -----------

            27               Financial Data Schedule

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             PRIMELINK SYSTEMS, INC.
                                 BALANCE SHEETS



                      ASSETS
                                                                                  September 30,       December 31,
                                                                                      2000                1999
                                                                                   -----------         -----------
                                                                                   unaudited)
CURRENT ASSETS:
  Cash and short term investments                                                  $     2,660         $     9,794
  Accounts receivable (net of allowance of $109,417 at
   September 30, 2000 and $60,668 at December 31, 1999)                                619,459             657,769
  Unbilled Receivables                                                                 348,764              61,392
  Advances to Shareholders                                                             153,437              38,075
  Work In Progress - Proprietary System                                              1,254,682                  --
  Prepaid Expenses                                                                      18,203              15,203
                                                                                   -----------         -----------
          Total current assets                                                       2,397,205             782,233

PROPERTY, PLANT, AND EQUIPMENT, net                                                    632,293             565,095

NOTE RECEIVABLE FROM STOCKHOLDER                                                        42,500              42,500

OTHER ASSETS (net of  $41,857 of accumulated amortization at
  September 30, 2000)                                                                  279,646               3,173
                                                                                   -----------         -----------

                                                                                   $ 3,351,644         $ 1,393,001
                                                                                   ===========         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                         $   737,050         $   341,844
  Notes payable                                                                        374,558             612,943
  Advances from stockholders                                                                --                  --
                                                                                   -----------         -----------
          Total current liabilities                                                  1,111,608             954,787

LONG-TERM LIABILITIES:
  Notes payable                                                                        168,230             245,699
                                                                                   -----------         -----------
          Total Liabilities                                                          1,279,838           1,200,486
                                                                                   -----------         -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized,
  5,650,882 and 4,530,487 issued and outstanding as of September 30,
 2000 and December 31, 1999, respectively                                                5,651               4,530
  Additional paid-in-capital                                                         5,087,351           4,124,601
  Treasury Stock                                                                        (3,000)
  Retained earnings (deficit)                                                       (3,018,196)         (3,936,616)
                                                                                   -----------         -----------
                                                                                     2,071,806             192,515
                                                                                   -----------         -----------
                                                                                   $ 3,351,644         $ 1,393,001
                                                                                   ===========         ===========


   The accompanying notes are an integral part of these financial statements

                             PRIMELINK SYSTEMS, INC.
                               STATEMENT OF INCOME
                                   (unaudited)


                                                                    Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                                  2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------
SALES                                                          $ 1,060,775        $   718,778        $ 5,119,975        $ 1,181,471

COST OF SALES                                                      479,492            339,865          3,238,890            580,618
                                                               -----------        -----------        -----------        -----------
          Gross profit                                             581,283            378,913          1,881,085            600,853

OPERATING EXPENSES:
  Operating                                                         92,126             63,560            314,627            160,927
  General and administrative                                       297,466             97,958            696,087            158,569
                                                               -----------        -----------        -----------        -----------
  Operating Income                                                 191,691            217,395            870,371            281,357

OTHER INCOME (EXPENSES):
  Gain on Sale of property and Equipment                                --                 --              4,880                 --
  Interest                                                         (11,430)           (25,327)           (47,231)           (73,531)
  Other                                                                 --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
INCOME BEFORE INCOME TAXES                                         180,261            192,068            828,020            207,826

INCOME TAX PROVISION                                                    --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
 INCOME FROM CONTINUING
   OPERATIONS                                                      180,261            192,068            828,020            207,826

EXTRAORDINARY ITEM:
  Gain on Extinguishment of Debt                                        --                 --             90,399                 --

NET INCOME                                                         180,261            192,068            918,419            207,826

NET INCOME PER SHARE:
  Income from Continuing Operations                                    .03                .05                .15                .05

  Extraordinary Item                                                    --                 --                .02                 --

   Net Income                                                  $       .03        $       .05        $       .17        $       .05
                                                               ===========        ===========        ===========        ===========

AVERAGE COMMON SHARES OUTSTANDING                                5,650,882          3,952,988          5,320,325          3,951,145
                                                               ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                             PRIMELINK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                         2000           1999
                                                                                     -----------    -----------
     CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                  $   918,419    $   207,826
  Adjustments to reconcile Net Income to
  Net cash provided (used) by operating activities:
    Depreciation                                                                          90,718         61,310
    Amortization                                                                          41,857             --
    Gain on Long-Term Debt Conversion to Equity                                          (90,399)
    (Gain) Loss on sale of assets                                                         (4,880)            --
    Decrease (increase) in :
      Accounts Receivable, net                                                            38,311       (377,616)
      Unbilled Receivables                                                              (287,373)            --
      Advances to Shareholders                                                          (115,362)
      Prepaid Assets                                                                      (3,000)        14,817
      Work in Progress                                                                (1,254,682)            --
    Increase (decrease) in -
      Accounts Payable and Accrued Liabilities                                           956,417         37,025
      Borrowings from stockholders                                                            --          3,480
                                                                                     -----------    -----------
        Net cash provided (used) by operating activities                                 290,027        (53,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment                                         (116,501)      (220,912)
  Proceeds from sale of property                                                           4,880             --
  Increase in Deposits                                                                  (125,000)            --
  Increase in Other Assets                                                                (9,745)            --
                                                                                     -----------    -----------
        Net cash provided (used) by investing activities                                (246,366)      (220,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                                                 143,557        248,792
  Acquisition of Treasury Stock                                                           (3,000)
  Net Proceeds from Issuance of Long-Term Debt                                           277,522        766,092
  Repayment of Notes Payable                                                            (468,874)      (692,455)
                                                                                     -----------    -----------
        Net cash provided (used) by financing activities                                 (50,795)       322,429

        Net increase (decrease) in cash                                                   (7,134)        48,359
CASH AND SHORT-TERM                                                                           --             --
INVESTMENTS AT BEGINNING OF PERIOD                                                         9,794         23,149
CASH AND SHORT-TERM
INVESTMENTS AT END OF PERIOD                                                         $     2,660    $    71,508
                                                                                     ===========    ===========
INTEREST PAID                                                                        $    47,231    $    73,531
                                                                                     ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Notes Payable and accrued interest for common stock and additional paid-in capital       160,998             --
Common stock and additional paid-in capital exchanged for property, equipment, and
other assets                                                                             225,000             --
Accounts Payable exchanged for common stock and additional paid-in capital               524,715             --


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

The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2. Property, Plant, and Equipment:
   ------------------------------

Property, plant, and equipment consist primarily of assets used for the underground construction business. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:

                                  Estimated
                                    Years           September 30,   December 31,
                                   (Lives)             2000            1999

Land                                     --         $  27,000         $  27,000
Buildings and Improvements         10 to 30            20,093            18,370
Equipment                            5 to 7           644,615           632,964
Vehicles                                  5           229,136            84,593

                                                    ---------         ---------
                                                    $ 920,844         $ 762,927

Accumulated Depreciation

                                                     (288,551)         (197,832)
                                                    ---------         ---------
                                                    $ 632,293         $ 565,095
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

Results of Operations

         For the calendar quarter ended September 30, 2000, sales increased by $341,997, or 47.5%, from $718,778 for the quarter ended September 30, 1999 to $1,060,775 for the quarter ended September 30, 2000. Sales increased by $3,938,504 from $1,181,471 for the nine months ended September 30, 1999, to $5,119,975 for the nine months ended September 30, 2000 representing an increase of 333%. The revenues during the current period and current year to date represent the results from the Company's operations consisting mostly as a general contractor compared to the prior year figure which reflected the Company's operations which were based mostly on sub-contractor work. Sequential quarterly revenues did not substantially increase from the second to third quarter while the Company began construction of its first proprietary network. With this project, which is over 50% complete, management expects revenue growth to resume in the fourth quarter. Additionally, the Company's Network Division expects to begin recognizing sales in either the fourth quarter of 2000 or first quarter of 2001.

         The Company's proprietary network systems represent multi-duct systems which are being constructed for multiple customers. In this manner, the Company has pro-rated the fixed costs of excavation, engineering, and permitting over a greater number of individual ducts than each customer would construct separately. Because of this, the Company is able to share the cost savings with the customer in the form of a purchase price that is lower than what the customer could construct a system for , while at the same time improving its own profit margins. The Company's first proprietary system, approximately 225 miles long stretching between Shreveport and Lafayette, LA along Interstate 49, was started during the prior quarter and is expected to be complete near year end. The Company plans to begin recognition of revenues from the system immediately upon completion. At this time management estimates it will begin to recognize network sales from this system between the fourth calendar quarter of 2000 and the first calendar quarter of 2001.

         Cost of sales increased from $339,865, or 47.3% of sales, for the quarter ended September 30, 1999, to $479,492, or 45.2% of sales, for the quarter ended September 30, 2000. For the nine months ended September 30, 1999 and 2000, cost of sales increased from $580,618, or 49.1% of sales, to $3,238,890, or 63.3% of sales, respectively resulting from the substantial increase in the volume of business in the current quarter, which necessitated the utilization of sub-contractors and the hiring of skilled personnel in advance of anticipated growth.

         The Company's gross profit increased from $378,913, or 52.7% of sales, for the quarter ended September 30, 1999 to $581,283, or 54.8% of sales, for the quarter ended September 30, 2000, representing an increase of $202,370. For the nine months ended September 30, 1999 and 2000, gross profit increased from $600,853, or 50.9% of sales, to $1,881,085, or 36.7% of sales, respectively resulting from the substantial increase in the volume of business in the current quarter as previously described.

         Operating expenses increased from $63,560 for the quarter ended September 30, 1999, to $92,126 for the quarter ended September 30, 2000, representing an increase of $28,566, or 44.9%. Although expenses increased, operating expenses stated as a percentage of sales remained nearly constant at 8.8% and 8.7% for the quarters ended September 30, 1999 and September 30, 2000 respectively. Operating expenses increased from $160,927 for the nine months ended September 30, 1999, to $314,627 for the nine months ended September 30, 2000, representing an increase of $153,700, or 95.5%. Such differences represent the substantial increase in the volume of the Company's operations as a general contractor in the current period compared to the same quarter a year ago when the Company was just gaining recognition in the industry but was only operating as a sub-contractor. Additionally, a non-cash provision of $30,000 was made for projected increases in insurance costs associated with the increased activity of the Construction Division. General and administrative expenses increased from $97,958, or 13.6% of sales, for the quarter ended September 30, 1999 to $297,466, or 28.0% of sales, for the quarter ended September 30, 2000, representing an increase of $199,508.

         General and administrative expenses also increased from $158,569, or 13.4% of sales, for the nine months ended September 30, 1999, to $696,087, or 13.6% of sales, for the nine months ended September 30, 2000, representing an increase of $537,518. These increases again reflect the substantial increase in volume of business previously described. However, with respect to general and administrative expenses, the Company's officers had maintained reduced salaries during 1999 as the Company began a new line of business. During 2000, these officers have restored portions of their salaries as well as expanded the administrative staff in accordance with increases in sales and cash flows. Additionally, a non-cash provision of $60,000 was made for accrued employee bonuses which account for 30% of the increase in general and administrative expenses compared to the quarter ended September 30, 1999.

         The Company incurred a net profit from continuing operations of $180,261, or $0.03 per share, for the quarter ended September 30, 2000, compared to $192,068 or $0.05 per share, for the same quarter a year ago. The Company incurred an overall net profit of $918,419, or $0.17 per share, for the nine months ended September 30, 2000, compared to $207,826 or $0.05 for the nine months ended September 30, 1999. During the quarter ended September 30, 1999, the Company was still developing its operations staff, obtaining new licenses and business qualifications, and becoming known within the industry. At that time, the Company was exclusively engaged in sub-contract work. Since that time the Company has continually increased its sales and improved its results of operations. Currently, the Company is engaged almost exclusively in general contractor work based mostly on work awarded through competitive bids. However, the Company is negotiating projects and expects to further improve its volume of business and therefore its results of operations as it increases the portion of its business which is negotiated.

Liquidity and Capital Resources

         The Company incurred substantial losses from its prior operations (see 1998 and 1999 10-KSB) for several years. Since entering the telecom services business in 1998, the Company has continually improved its cash flows and has satisfied substantially all of its prior obligations. In accordance with its prior year losses, the Company has for tax reporting purposes net operating loss carryforwards of approximately $4.1 million which expire in 2007 through 2015. At this time the Company has not recorded a net tax benefit from these loss carryforwards. However, the tax loss carryforwards are available for use against the Company's profits from its telecom services business, subject to certain potential limitations. At this time no such limitations have impacted the Company such that a provision for income taxes would be deducted from current earnings. The Company does expect to begin accruing tax in the year 2001.

         Net cash provided by operating activities was $290,027 for the quarter ended September 30, 2000 compared to cash used of $53,158 for the quarter ended September 30, 1999, mostly as a result of the increase in net income in the current quarter compared to a year ago, offset however by the increase in Work in Progress resulting from the construction of the Company's first proprietary network. Cash used by investing activities increased from $220,912 to $246,366 reflecting the deposits for equipment and other assets associated with the Company's continuing expansion of operations. Net cash provided by financing activities decreased from cash provided of $322,429 for the quarter ended September 30, 1999 to cash used of $50,795 for the quarter ended September 30, 2000, reflecting both proceeds from and repayments of notes payable related to the expansion of the Company's newly created construction business. Cash and short-term investments for the Company decreased from $71,508 at September 30, 1999 to $2,660 at September 30, 2000, reflecting the differences described above.

         The Company operates at this time on a combination of its existing cash and its accounts receivable. It utilizes various short-term credit facilities based on its contracts and accounts receivable to finance its current and continual business. Additionally, the Company has financed the entire construction cost of its first network system with its prime contractor for the system. Such financing is collateralized solely by the system and calls for pro-rata payments as sales of individual ducts occur. This has allowed management to begin its first proprietary network system prior to establishing an additional credit facility for its Network Division. The Company expects that the completion of the System and the substantial sales it will generate will allow future network systems to be constructed under more traditional credit facilities, and replace the contractor financing utilized on the first system.

         As of December 31, 1999, under the Company's 1992 Incentive Stock Option Plan, a total of 144,500 options were issued and unexercised. Additionally, as of December 31, 1999, a total of 1,767,000 nonqualified options were issued and outstanding. During the quarter ended March 31, 2000, a total of 20,500 options from the 1992 Plan and 100,000 of the additional options were exercised by employees of the Company. During the quarter ended June 30, 2000, a total of 232,000 shares of options were exercised by three key employees of the Company of which 82,000 shares were from the Company's 1992 Incentive Stock Option Plan with the remaining 150,000 shares representing non-qualifying options. For the quarter ended September 30, 2000 the Company had outstanding 2,304,500 options to a total of 11 of its key employees.

Inflation

         Inflation has not had a material effect on the operations of the Company in the past. At the present time there is a substantial doubt that such conditions will adversely affect the Company for the foreseeable future.

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

o Legal and financial implications of an unexpected catastrophic event that may be associated with the Company's underground construction operation.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

                  None.


PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        ---------------------------------

        Exhibit No.       Description
        -----------       -----------

            27            Financial Data Schedule

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2000.

                                    PRIMELINK SYSTEMS, INC.



                                    By:  S/S    Walter   Reid   Green, Jr.
                                         ------------------------------
                                                Walter Reid Green, Jr.
                                                Financial and Accounting Officer