Form 10KSB40
period 2000-12-31
PRIMELINK SYSTEMS INC
filed 2001-04-13
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2000

                           Commission File No. 1-11282

                             PRIMELINK SYSTEMS, INC.
         --------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                             72-1186845
------------------------------------                        -------------------
  (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)


10135 Hereford Road, Folsom, Louisiana                                 70437
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (504) 796-5806
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                             Name of Exchange
     Title of Each Class                                    on Which Registered

Common Stock ($.001 par value)                                OTC Bulletin Board
----------------------------------                           -------------------

Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] -

         State issuer's revenues for its most recent fiscal year.  $6,733,758.
                                                                   ------------
         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                  Common Stock, par value $.001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 20, 2001. Based on the closing bid price of the Common Stock on the OTC Bulletin Board as reported on March 20, 2001 ($3.25), the aggregate market value of the 3,981,616 shares of Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $12,940,447. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

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

    6,025,723 shares of Common Stock, $.001 par value, as of March 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                                Part of Report
         --------                                                --------------

Registration Statement on Form S-18, as                               IV
Amended, (Registration No. 33-49228-FW)
declared effective on December 15, 1992.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

Introduction
------------

PrimeLink Systems, Inc. (the "Company") is an infrastructure and telecommunications (telecom) service provider, almost exclusively engaged in the placement of underground fiber optic systems for traditional and non-traditional telecommunications companies. These fiber systems are either installed for customers on a contractual basis or sold to them from proprietary systems built and owned by the Company. The Company has been exclusively engaged in telecom services since October 1998.

The Company effected its name change to PrimeLink Systems, Inc. on February 14, 2000, to better reflect the Company's focus on telecom services. Prior to October 1998, the Company had been engaged in the ostrich business. The Company was originally incorporated on February 4, 1992 and executed a Plan and Agreement of Merger with Pacesetter Ostrich Farms, Inc., a Louisiana corporation, on February 14, 1992. The predecessor corporation was organized in Louisiana on February 22, 1989 under the name Ostrich Breeders of North America, Inc., and unless the context provides otherwise, all references to the Company, PrimeLink Systems, Inc., include Pacesetter Ostrich Farm, Inc., the predecessor corporation and the operations previously undertaken by such predecessor corporation.

During 1998 the Company liquidated all of its ostrich assets and discontinued such operations. The Company had experienced substantial net operating losses prior to such liquidation, and at December 31, 2000, for tax reporting purposes, had operating loss carryforwards of approximately $3 million which expire from 2007 through 2016. Such carryforwards may be utilized, as allowed, against profits generated from the Company's telecom services business.

For calendar year 2000, the Company reported approximately $6.7 million in sales and produced net income from operations of $1,225,150, or $.22 per share. The Company operated mostly as a sub-contractor during 1999 while it obtained recognition within the industry, added bonding capability, and became an approved contractor for a number of telecommunications companies. For 2000, the Company operated mostly as a prime contractor allowing it to accelerate growth and improve its results of operations. By December 2000, the Company was qualified to provide telecommunications services in 43 states within the continental United States.

Industry Economics
------------------

Since 1983 the telecommunications industry has experienced unparalleled growth in terms of construction of fiber optic lines. Fiber optic systems represent a substantial investment in the future of the telecommunications industry because they offer high speed transmission of both analog and digital signals, accommodate large volumes of data, and enhance transmission quality, all at relatively low power consumption levels. The passage of the Telecommunications Act of 1996 brought to the forefront over 15 large companies (i.e., Level 3, Enron, Williams Communications, WorldCom, Adelphia Business Solutions) currently installing fiber systems that span the continental US. In addition, there is a much larger number of regional and local carriers (i.e., Century Telephone, McCleod USA) building, buying or leasing their own systems.

With commercial and private telecommunication undergoing explosive growth through increased usage of the internet, networking, facsimile, audio and video transmissions, as well as other secure data transmissions, the need for quality and speedy transmission is nearly unfathomable. The traditional and non-traditional telecommunication companies such as WorldCom, AT&T, Quest, Sprint, South Central Bell and others are supplementing and/or replacing traditional copper telephone and data lines with fiber-optic cable. Fiber-optics offer such overwhelming advantages over traditional cable that these companies must upgrade their existing equipment in order to remain competitive.

With such demand for quality transmissions, a single fiber-optic cable run between cities can bring in millions of dollars daily to its owner. Considering this magnitude of revenue, the telecommunications companies are eager to get fiber-optic cables installed as quickly and reliably as possible.

It is generally estimated that spending in the fiber optics market exceeded $14 billion in 1999 and is expected to exceed $28 billion by 2003. This industry presents exceptional growth opportunities for companies like PrimeLink that can efficiently provide comprehensive technical capabilities, and responsive quality service. To date, growth in telecom infrastructure services has been driven by the following trends:

Telecom Deregulation The Telecommunications Act of 1996 substantially revised prior law by preempting state and local government control over access to the telecom market and eliminating certain regulatory barriers to competition.

Management believes the elimination of these entry barriers has and will continue to increase competition among telecom providers. In addition, many state regulatory commissions eliminated pricing regulations for telecom providers, thus requiring such providers to be price competitive and thereby become efficient in installing and maintaining their telecom infrastructure. As a result, telecom providers are entering new markets, offering services that once were reserved for traditional telecom providers, and expanding and improving their existing networks.

Growth In Bandwidth Demand Growth in demand for telecommunications voice traffic, electronic commerce, delivery of information and entertainment services, and the growth, use and reliance on personal computers has created an increased need for greater bandwidth. Bandwidth controls both the speed and breadth of voice, video and data communications and is limited by the size of the cable or other facilities through which communications flow. Because of the physical limitations of existing network facilities, telecom providers are upgrading facilities with new and innovative technology, expanding, and in many cases, replacing existing telecom infrastructure to allow for increased bandwidth in order to offer faster and greater volume of communications flow.

Increased Outsourcing The need to upgrade and expand telecom infrastructure as a result of deregulation and the growth in demand for enhanced telecom services and bandwidth are expected to continue to increase the current level of outsourcing to telecom infrastructure service providers. This outsourcing trend has largely been driven by the efforts of telecom providers to expedite the expansion, maintenance, replacement and enhancement of their infrastructure, to reduce costs and to focus on their core competencies. Companies, such as PrimeLink, that specialize in providing telecom infrastructure services are able to provide these services on an effective and low cost basis.

Corporate Strategy
------------------

A critical portion of the company's strategy is to facilitate accelerated growth by identifying top individuals in the telecommunications service industry, bringing these individuals into the company, and utilizing their expertise and industry contacts to achieve growth by concentrating on two methods of providing service.

The first, telecom services, represents more traditional construction and maintenance services generally obtained through competitive bid or negotiation based on specific customer specifications. This type of service represents the majority of work completed by the Company to date. Generally, the Company employs equipment and labor to produce communications systems for telecom customers who have already completed the engineering and permitting for specific routes. Typically, the customer supplies major components such as the conduit, pre-cast manholes, and the fiber-optic cable. At this time, most of this work is derived through competitive bid. Usually, six to ten general contractors submit sealed proposals to a telecom customer based on unit pricing for each of the categories of installations required under customer construction drawings. After evaluating the various bids, the telecom customer selects the most attractive bid and awards the project to that contractor. However, the Company has now begun negotiating such contracts (as opposed to bidding against other contractors) and expects to expand its negotiated service work.

The second type of revenue source is from the sale and/or lease of proprietary multi-duct communications infrastructure systems. This is accomplished by identifying critical links of planned communications routes, which are not yet engineered, permitted, or built. PrimeLink constructs such links and delivers them turnkey to CLEC's (competitive local exchange carrier: i.e., McLeod Communications), ILEC's (incumbent local exchange carrier: i.e., Southwestern
Bell), IXC's (interstate exchange carrier: i.e., AT&T), and other vendors. This provides the customer with speed to market and flexibility in terms as PrimeLink plans to offer such services under both sale and long-term lease arrangements known in the industry as IRU's (indefeasible right of use). Most often, a specified number of the ducts in the system will be pre-sold or pre-leased; enough to help offset the construction costs.

Multiple duct fiber systems have been configured in trunk lines or backbones running east/west and north/south. Viewed as a whole across the United States, these lines form large, regional rings of fiber. The ring configuration provides redundancy (in case of damage) as well as allows the inclusion of more cities on the system. The installation of these fiber systems is being completed in two general phases. First is the placement of the backbone or long haul systems in these large ring configurations across the continental US. These backbone rings are designed to interconnect all tier one cities (also referred to as the "NFL cities"). By the end of 2000, the initial build-out of these "long-haul" systems was substantially complete. Although expansion continues in Phase 1 type projects, growth has now begun to accelerate for Phase 2 type projects. Phase two includes the installation of smaller interconnecting rings spurred from the backbone rings designed to include the tier two, three, four, etc. cities. This phase also includes the build out of the cities along the fiber routes. These city builds or loops are obviously required in order to bring the end user (the paying customer) onto the system.

After several years of intense construction of these systems, the majority of the initial long haul trunk lines are now nearing completion. Infrastructure installation is shifting to the second phase, smaller rings and city loops. However, a number of relatively short, yet critical, links necessary to complete the long hauls have not been placed. It is these areas, critical links, smaller rings, and city loops, where PrimeLink is targeting the placement of its proprietary systems.

Marketing and Sales
-------------------

Management's goal is to expand its presence within the industry by developing its telecom services and proprietary infrastructure systems business. The Company plans to accomplish this by (1) increasing the volume of services provided to existing customers, (2) broadening the customer base, and (3) geographically expanding the service area, and working with existing network customers on new routes.

The Company uses a variety of methods to obtain new business including trade publications, continued word-of-mouth referrals, corporate sponsorships, repeat business, and by expansion of services related to its core business. Upon entering this business, PrimeLink retained the services of several key personnel. Through the professional relationships of these individuals, the Company has accelerated its initial growth within the telecom service industry. The Company currently has business qualification and licensing applications in 41 additional states in order to systematically implement an aggressive expansion campaign.

As previously mentioned, the Company's marketing strategy is to obtain sales through traditional telecom services (bid or negotiated work), and through the further development of proprietary communications systems for sale or long-term lease. In both cases, the customer base consists chiefly of the traditional and non-traditional communications companies. Although the traditional carriers such as BellSouth, AT&T, and WorldCom currently have extensive existing networks, they are heavily involved in building new routes. These companies also have extensive upgrades, reroutes, and maintenance requirements for their systems. The non-traditional carriers such as Enron, Level 3 Communications, Williams Communications, Metropolitan Fiber Network, KMC, Adelphia, and McLeod Communications are most heavily involved in developing new systems. Most of these companies have already developed the majority of the long haul portions of their new systems. Therefore, the focus is rapidly shifting to the next-tier city builds and certain redundancy routes, which are equally important to the completion of the entire system. As a result, the need for protection and maintenance of these systems is proportionally rising, which represent additional strong future sources of revenue for the Company.

PrimeLink's proprietary systems are marketed to the same carriers for which contract construction and maintenance are performed. It is in fact, the relationships with these companies that allow PrimeLink to identify critical routes with high market demand. In addition, the Company has great flexibility in tailoring these systems to customer needs and preferences, particularly with regard to its pre-sale agreements. PrimeLink is currently involved in confidential discussions with certain carriers regarding their future routes and planning with PrimeLink being viewed as a "strategic partner". Under these arrangements, management believes it can deliver a quality product, on preferential time schedule, while delivering substantial discounts to its "strategic partner" and simultaneously increasing margins for PrimeLink.

Competition and Price Uncertainty
---------------------------------

The telecom construction industry is highly competitive and is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. There are no substantial barriers to entry in the industry and competition may intensify in the future. As a result, an organization that has adequate financial resources, access to technical expertise, and provides quality service may become highly successful in the industry. Competition in the industry depends on a number of factors, including price, quality of service, and the ability to complete projects in a timely manner. Management believes it currently delivers a quality service at competitive cost structures within specified time parameters. Additionally, management believes its proprietary multi-duct systems provide a competitive advantage compared to system costs based on traditional methods of service.


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

Employees
---------

As of December 31, 2000, the Company employed a total of 28 full time employees including five executive officers, 16 service managers and operators, and six clerical persons.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

         The Company's headquarters in Folsom, Louisiana, are located on 65 acres of improved facilities approximately 60 miles north of New Orleans. These facilities consist of a 1,500 square foot storage facility, approximately 500 square foot of portable buildings, two service barns comprising approximately 5,000 square feet, and office facilities. During the first calendar quarter of 2001, the Company entered into a lease for office space in Covington, Louisiana. The Company plans to move its corporate administrative functions to this new office during the second calendar quarter of 2001. The anticipated lease costs associated with this office space are included in the notes to the audited financial statements.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

As of April 10, 2001, the Company was named in one legal proceeding. On March 22, 2001, Harley Directional, a second tier sub-contractor of a general contractor working for the Company filed suit against the general contractor demanding payment of approximately $100,000 of services rendered based on its contract with the general contractor. As owner of the project on which services were performed, PrimeLink was also named in the suit. At this time management is evaluating the validity of this claim, and upon completion of its verification of the claimed amounts intends to defend such claim in the best interests of the Company.

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

                                            High               Low
                                            ----               ---
         January 1 - March 31, 2000         $8.25             $0.88
         April 1 - June 30, 2000            $7.75             $4.13
         July 1 - September 30, 2000        $7.47             $5.00
         October 1 - December 31, 2000      $5.63             $3.00
         January 1 - March 31, 2001         $4.00             $2.75

                  On March 20, 2001, the closing bid price for the Common Stock was $3.25.

                  (b) On March 20, 2001, the number of holders of the Company's Common Stock was in excess of 500.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

         The Company was incorporated on February 4, 1992 and effected its name change to PrimeLink Systems, Inc. on February 14, 2000. The Company's financial statements reflect the operating results for the Company's fiscal years ended December 31, 2000 and 1999. The Company became exclusively engaged in the telecom services business in October 1998.

         The Company is engaged in the telecommunications (telecom) services industry, and accordingly, is subject to the risks associated with such business. The Company maintains substantial insurance coverage including general liability, automobile, workers' compensation, rented equipment, pollution, and other relevant coverage under a master insurance policy specifically designed for the telecom services industry.

Results of Operations
---------------------

         For the years ended December 31, 2000 and 1999, sales were $6,733,758 and $1,915,681 respectively, representing an increase of $4,818,077, or approximately 252%. The substantial increase in sales reflects the Company's focus on the telecom service business which began in October 1998. During 2000, the Company expanded its ability to operate as a general telecommunications contractor to approximately 41 states, increased bonding capacity, and became an approved contractor for a number of additional telecommunications companies compared to the prior year.

         Cost of sales as a percentage of sales was 71% for the year ended December 31, 2000, compared to 63% for the year ended December 31, 1999. The increase in cost of sales as a percentage of sales for the year ended December 31, 2000 was attributable to an increase in the utilization of sub-contractors in conjunction with the substantial increases in gross sales compared to the prior year. The Company's operating income increased from a profit of $163,159 for the year ended December 31, 1999 to a profit of $842,220 for the year ended December 31, 2000, representing an increase of $679,061, or 416%. This occurred because gross sales increased by 252% while cost of sales only increased by 8% of gross sales.

         Selling, general and administrative expenses increased from $540,411, or 28% of sales for calendar 1999, compared to $1,126,056, or 17% of sales calendar year 2000. The increase in such expenses is attributable to the increase in volume of business compared to the prior year. Additionally, these expenses actually decreased as a percentage of sales as the Company has been successful in increasing its volume of business sufficient to begin benefiting from certain economies of scale with respect to its general and administrative costs.

         At December 31, 2000, the Company had for tax reporting purposes, net operating loss carryforwards of approximately $3 million which expire in 2007 through 2016. The Company had incurred operating losses related to its prior business, and has only completed two full years of profitable operations in its telecom services business. Therefore, for financial reporting purposes, the Company has provided a valuation allowance for a portion of the net deferred tax asset resulting from these tax loss carryforwards, as detailed in Note G of the financial statements.

         The Company produced net income of $1,240,936 or $0.23 per share for the year ended December 31, 2000 compared to net income of $412,834 or $0.10 per share for the year ended December 31, 1999. The substantial increase in net income reflects the increased volume of profitable telecom service business completed in 2000 compared to 1999 which was actually the Company's first full year of operations exclusively engaged in telecom services.

Liquidity and Capital Resources
-------------------------------

         The Company has now produced two consecutive years of profitable operations in the telecom services business. Additionally, the volume of business during these two years has increased substantially. During 2000, the Company began developing its own proprietary underground fiber optic networks for sale or lease in addition to continuing its tradition telecom service work for customers. In conjunction with the development of these proprietary networks, the Company, on April 10, 2001, received its executed copy of an equity based financing which provides for funding of approximately $15 million cash to be completed by April 30, 2001. Management believes that this working capital will be sufficient to satisfy its current working capital requirements to execute both its traditional telecom service business and its development of proprietary networks for sale or lease. Additionally, management expects to continue to increase its volume of business while maintaining profitability and meeting its continued obligations for calendar year 2001 and the foreseeable future.

         Net cash provided by operating activities was $194,772 for the year ended December 31, 2000 compared to net cash used of $130,945 for the year ended December 31, 1999, or an increase of $325,717. This increase is mostly a result of the increase in net income and accounts payable, partially offset by increases in accounts receivable, costs and earnings in excess of billings on uncompleted contracts and work in progress.

         Net cash used in investing activities was $536,190 for 2000 compared to $240,116 for 1999, reflecting the continued increases in acquisitions of telecom services equipment in the current and the prior year. Cash provided from financing activities was relatively constant at 338,337 for 2000 and $357,706 for 1999. Both years reflect the continued issuance of long-term debt related to its telecom equipment purchases while simultaneously extinguishing debt through its repayment of notes payable. During 2000 the Company also obtained positive cash flow from the issuance of common stock which was materially greater than in prior year 1999.

         The ratio of current assets to current liabilities increased from 0.82:1 at December 31, 1999 to 1.2:1 at December 31, 2000. Such improvements are mostly attributable to the increased accounts receivable of $1,182,771 and the partial recognition of the deferred tax asset, $375,874, compared to the prior year.

         In February 1992 the Company adopted an Incentive Stock Option Plan, under which 200,000 shares of common stock have been reserved for issuance to employees. Additionally, the Company has periodically issued non-qualified stock options to key employees under terms similar to the 1992 Plan. As of December 31, 2000, a total of 1,417,000 shares of stock options had been issued under these plans. A summary of these plans including amounts granted, exercised, and forfeited, is provided in Note H to the audited financial statement.

Inflation
---------

         Inflation has not had a material effect on the operations of the Company in the past and is not anticipated to in the foreseeable future.

Cautionary Statement
--------------------

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

                  None.

                                    PART III


ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE UNDER SECTION 16(a) OF THE EXCHANGE ACT
         --------------------------------------------------

         The following persons are the Directors and the officers of the Company. All Directors are elected annually by the stockholders to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board.

         Name                    Position                                   Age
         ----                    --------                                   ---

         John R. Wade            Chairman of the Board, President            49
                                 and Chief Executive Officer

         Bob Clemons             Executive Vice President,                   59
                                 Secretary and Director

         Reid Green              Treasurer, Chief Financial                  42
                                 Officer and Director

         Danny Majors            Vice President Construction                 37
                                 Marketing and Director

JOHN R. WADE has served as President, CEO and Chairman of the Board of the Company since its origin in 1992, at which time the Company was predominantly engaged in agri-business. He received a Bachelor of Science degree in 1975 followed by a Doctorate in Veterinary Medicine at Louisiana State University in 1980. In 1998, Dr. Wade initiated the change in direction of the Company away from agri-business to telecommunications services, and is responsible for assembling the current management team. Additionally, he has coordinated the structuring of the Company into two divisions, its traditional telecom services division and its proprietary fiber systems division, as a means to further increase shareholder value and create long-term residual income for the Company. Dr. Wade currently devotes all of his business time to the activities of the Company, focusing mostly on the development and management of the newly created proprietary fiber division.

BOBBIE R. CLEMONS has served as Executive Vice President, Secretary, and Director of the Company since its organization in 1992. His prior experience includes approximately sixteen years in various executive capacities with U-Haul Corporation, including President of U-Haul Company of Southern Louisiana, which also encompassed the Mississippi Gulf Coast. At that time Mr. Clemons was responsible for approximately 200 U-Haul dealerships and 13 moving centers, employing in excess of 150 employees. From 1992 through 1998, Mr. Clemons was the Chief Operating Officer responsible for all of the agri-business operations of the Company. Since 1998, and upon entering the telecommunications service business, Mr. Clemons has continued to devote all of this business time to the operations of the Company. At this time, his daily activities include quality control management, procurement, and customer service.

WALTER REID GREEN, JR. was appointed Treasurer and Chief Financial Officer of the Company on January 29, 1993, as part of the planned expansion of staff following the Company's initial public offering in December 1992. Since 1993 Mr. Green has served as a member of the Company's Board of Directors. Mr. Green received a B.S. in Accounting, and a minor in Management and Finance, from Southeastern Louisiana University in December 1983. He successfully completed the uniform Certified Public Accountant examination in July 1986 and has approximately fifteen years of previous experience in the field of accounting and taxation. His experience includes approximately five years in public accounting, four years as an income tax auditor for the Louisiana Department of Revenue and Taxation, and three years as a tax specialist for The Louisiana Land and Exploration Company. Since 1993, Mr. Green has devoted all of his business time to the activities of the Company.

DANNY J. MAJORS, Director of Marketing for the Company, began his involvement with the telecommunications industry as an outside plant manager with Dycom Industries, Inc. in 1985, playing a role in the placement of one of the first cross-country fiber systems in America. Mr. Majors also helped create a maintenance division and a cost procurement system for relocation and upgrade services for long distance systems of MCI, AT&T, and Sprint. By 1995 and continuing through 1999, Mr. Majors was Director of Marketing, Telecom Division for Mastec, North America. He solicited and procured end-to-end contracts with various IXC's (incumbent exchange carriers) and CLEC's (competitive local exchange carriers) for the design, placement, and financing of fiber-optic systems. He also assisted the operational staff with procurement of materials, equipment, and personnel to insure timely and efficient completion of these contracts. Since January 2000, Mr. Majors has devoted all of his business time as Director of Marketing for PrimeLink.

         It is not anticipated that any Directors will receive an annual fee or other compensation for serving as Directors for the immediately foreseeable future. Directors, however, will be reimbursed for reasonable expenses incurred in connection with their attendance at meetings.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

(a)      Cash Compensation
         -----------------

         Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the fiscal year ended December 31, 2000 aggregated to $284,805. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries received total salary and bonus which exceeded $100,000 during the periods reflected.


                                          Summary Compensation Table
                                                                 Res-
Name and                                          Annual         tricted                                 Other
Principal                                         Compen-        Stock       Options/       LTIP         Compen-
Position           Year     Salary      Bonus     sation         Awards      SARs(#)        Payouts      sation
--------           ----     ------      -----     ------         ------      -------        -------      ------

John R. Wade       2000      $72,942     --          --            --           --            --            --
Chairman,          1999      $53,250     --          --            --         115,000         --            --
President
And CEO            1998         --       --          --            --           --            --            --


         (b)(1)  Compensation Pursuant to Plans
                 -------------------------------
                 See Employment Agreements below.

         (b)(2)  Employment Agreements
                 ---------------------

         Dr. John Wade and Mr. Bob Clemons were parties to employment agreements with the Company which expired on December 31, 1994 and which provided for annual salaries of $50,000. Since that time, Dr. Wade, Mr. Clemons, and Mr. Green continued to work full-time for the Company, without any employment agreements, at substantially reduced levels of compensation. During 1999 and 2000, salary levels began to be restored in conjunction with the profitability achieved in the telecom services business. Although Dr. Wade, Mr. Clemons, and Mr. Green did not possess employment agreements during calendar 2000, it is intended for such agreements to be completed during calendar 2001 for these as well as other key members of the Company's management team. For the year ended December 31, 2000, no cash bonuses were issued to any officers.

         During 2000, the Company obtained the full time employment of Mr. Danny Majors, currently Vice President of Construction Marketing and a Director, and executed a three year employment agreement which calls for base salary (less than $100,000 per year), provides for the development of a sales commission plan, and facilitates participation in certain other Company plans as they become available and to the extent they relate to the employment of Mr. Majors.

         (b)(3)  Option Exercises and Values at Year End
                 ---------------------------------------

                                    AGGREGATED OPTION/SASR EXERCISES IN LAST FISCAL YEAR
                                                AND FY-END OPTION/SAR VALUES

                                                                     Number of          Value of Unexercised
                                                                    Unexercised       In-the-Money Option/SARs
                                                                  Option/SARs at              at FY-
                                                                    FY-End (#)                  End
                             Shares
                          Acquired on         Value                Exercisable/             Exercisable/
         Name             Exercise(#)        Realized              Unexercisable            Unexercisable
         ----             -----------        --------              -------------            -------------
     John R. Wade              --                 --                  417,000                    --

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

         Additionally, the Company has periodically issued non-qualified stock options to key employees under terms similar to the 1992 Plan. As of December 31, 2000, a total of 1,417,000 shares of stock options had been issued under all plans. A summary of these plans including amounts granted, exercised, and forfeited, is provided in Note H to the audited financial statements.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         (a) and (b)       Security Ownership
                           ------------------

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned on December 31, 1999 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's Directors, and (iii) by all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At December 31, 2000, there were 6,025,723 shares of Common Stock outstanding.

Name and Address                   No. Shares                   Percentage
Or Beneficial                      Common Stock               of Common Stock
Identity of Group                Beneficially Owned             Ownership(1)
------------------               ------------------            -------------

John R. Wade(2)                      1,044,342                     17.3%
10135 Hereford Road
Folsom, LA   70437

Bobbie R. Clemons(3)                   518,505                      8.6%
10135 Hereford Road
Folsom, LA   70437

Walter Reid Green, Jr.(4)               81,200                      1.4%
10135 Hereford Road
Folsom, LA  70437

Danny J. Majors                        400,000                      6.6%
10135 Hereford Road
Folsom, LA  70437

All Officers and
Directors as a
Group (4 Persons)                    2,044,047                     33.9%

(1) Does not include up to 40,000 shares of Common Stock reserved for issuance upon exercise of options under the Company's Incentive Stock Option Plan.

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

         The Company leases certain property in Folsom, Louisiana, on a month to month basis, from a major stockholder, on which a portion of the Company's operations is located. Total rent paid on this lease for December 31, 2000 and 1999 was $8,400 annually.

         Advances to or from stockholders and affiliates are non-interest bearing with no specified maturity date. Advances to stockholders totaled $23,822 and $38,075 at December 31, 2000 and 1999, respectively. Amounts due to affiliates totaled $209,886 and $0 at December 31, 2000 and 1999, respectively.

         During 2000, in conjunction with the employment of Mr. Majors, the Company purchased from Mr. Majors for common stock, a marketing database with all associated equipment. This marketing database, valued at approximately $183,500, is included on the Company's balance sheet as amortizable assets and is amortized on the straight line method over 36 months.

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

(b)      Reports on Form 8-K
         -------------------

         None.

(c)      Exhibits
         --------

Exhibits Description of Document

 1(a)    Form of Underwriting Agreement1
 2       Plan and Agreement of Merger1
 3(a)    Certificate of Incorporation1
 3(b)    By-Laws1
 4(a)    Specimen Certificate of Common Stock1
 4(b) Form of Warrant Agreement and Warrant to be sold to Greenway Capital Corporation1 4(c) Form of 10% Promissory Note1
10(a)    Employment Agreement with John Wade1
10(b)    Employment Agreement with Robert Clemons1
10(c)    Incentive Stock Option Plan1
10(d)    Sale with Mortgage, Lease and Appraisal Summary1
10(e)    Financial Consulting Agreement with Greenway Capital Corporation1
10(f)    Lease Agreement with Poderco Limited Partnership and LBR Trust1


1 Filed as the same enumerated exhibit to the Registrant's Registration Statement (File No. 33-49228-FW) previously filed.

SIGNATURE
---------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of March 2001.

                                      PRIMELINK SYSTEMS, INC.


                                      By: S/S   John R. Wade
                                          ---------------------------------
                                      President and Chief Executive Officer



         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

            Signature
                                     Chairman of the Board,
                                     President, and Chief
   By: S/S John R. Wade              Executive Officer            March 30, 2001
       --------------------



                                     Executive Vice President,
   By: S/S Bobbie R. Clemons         Secretary and Director       March 30, 2001
       ----------------------



                                     Treasurer, Director,
   By: S/S Walter R. Green, Jr.      and Chief Financial          March 30, 2001
       ------------------------      and Accounting Officer

                             PrimeLink Systems. Inc.

                                December 31, 2000
















                         Audits of Financial Statements

                                December 31, 2000
                                       and
                                December 31, 1999

                                 C O N T E N T S


                                                                    PAGES

Independent Auditor's Report                                         F-2

Balance Sheets                                                       F-3 - F-4

Statements of Operations                                             F-5

Statements of Stockholders' Equity                                   F-6

Statements of Cash Flows                                             F-7 - F-8

Notes to Financial Statements                                        F-9 - F-18

To the Stockholders of
PrimeLink Systems, Inc.

                          Independent Auditor's Report


         We have audited the accompanying balance sheets of PrimeLink Systems, Inc. (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PrimeLink Systems, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                             /s/ LaPorte, Sehrt, Romig and Hand
                                             Professional Accounting Corporation
Metairie, LA
March 5, 2001

                             PrimeLink Systems, Inc.
                                 BALANCE SHEETS

                                     ASSETS

                                                                    December 31,
                                                             -------------------------
                                                                 2000         1999
                                                             -----------   -----------
CURRENT ASSETS:
    Cash and Cash Equivalents                                $     6,713   $     9,794
    Accounts Receivable (Net of Allowance for Doubtful
       Accounts of $109,418 for 2000 and $60,668 for 1999)     1,182,771       719,161
    Costs and Estimated Earnings in Excess of
       Billings on Uncompleted Contracts                       1,071,122            --
    Work in Progress                                           7,588,369            --
    Advances to Shareholders                                      23,822        38,075
    Deferred Tax Asset                                           375,874            --
    Prepaid Expenses                                              25,550        15,203
                                                             -----------   -----------

            Total Current Assets                              10,274,221       782,233

PROPERTY AND EQUIPMENT, Net                                      932,649       565,095

NOTES RECEIVABLE FROM STOCKHOLDER                                 42,500        42,500

OTHER ASSETS:
    Intangible - Marketing Database, Net of Amortization
        of $56,095 for 2000                                      127,490            --
    Other                                                         78,173         3,173
                                                             -----------   -----------

                                                                 205,663         3,173
                                                             -----------   -----------


                                                             $11,455,033   $ 1,393,001
                                                             ===========   ===========






The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31,
                                                                   ----------------------------
                                                                       2000             1999
                                                                   ------------    ------------
CURRENT LIABILITIES:
    Accounts Payable and Other Accrued Liabilities                 $  7,721,390    $    341,844
    Notes Payable                                                       540,606         612,943
    Due to Affiliates                                                   209,886              --
                                                                   ------------    ------------

            Total Current Liabilities                                 8,471,882         954,787

COMMITMENTS AND CONTINGENCIES                                                --              --

LONG-TERM LIABILITIES:
    Notes Payable                                                       299,465         245,699
                                                                   ------------    ------------

            Total Liabilities                                         8,771,347       1,200,486
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.001 Par Value, 10,000,000 Shares
       Authorized, 6,025,723 Issued and Outstanding December 31,
       2000; 4,530,487 Issued and Outstanding December 31, 1999           6,025           4,530
    Additional Paid-in Capital                                        5,376,341       4,124,601
    Accumulated Deficit                                              (2,695,680)     (3,936,616)
                                                                   ------------    ------------

                                                                      2,686,686         192,515
    Less:  Cost of 2,000 Shares of Treasury Stock                        (3,000)             --
                                                                   ------------    ------------

            Total Stockholders' Equity                                2,683,686         192,515
                                                                   ------------    ------------

                                                                   $ 11,455,033    $  1,393,001
                                                                   ============    ============

                             PrimeLink Systems, Inc.
                            STATEMENTS OF OPERATIONS

                                                                   For The Years Ended
                                                                       December 31,
                                                                 -----------------------
                                                                    2000         1999
                                                                    ----         ----
CONTRACT REVENUES:
    Directional Boring Revenue                                   $5,662,636   $1,885,456
    Proprietary Network                                           1,071,122           --
    Other Revenue                                                        --       30,225
                                                                 ----------   ----------
                                                                  6,733,758    1,915,681
                                                                 ----------   ----------

COSTS AND EXPENSES:
    Cost of Sales - Directional Boring                            4,765,482    1,212,111
    Selling, General and Administrative Expenses                  1,126,056      540,411
                                                                 ----------   ----------

                                                                  5,891,538    1,752,522
                                                                 ----------   ----------

OPERATING INCOME                                                    842,220      163,159
                                                                 ----------   ----------

OTHER INCOME (EXPENSES):
    Gain on Sale of Property and Equipment                            1,456       13,689
    Other Income                                                      5,600        7,916
                                                                 ----------   ----------

                                                                      7,056       21,605
                                                                 ----------   ----------

INCOME BEFORE INCOME TAXES                                          849,276      184,764

INCOME TAX BENEFIT                                                  375,874           --
                                                                 ----------   ----------

INCOME BEFORE EXTRAORDINARY ITEM                                  1,225,150      184,764

EXTRAORDINARY ITEM:
    Gain on Extinguishment of Debt (Net of Income Tax of $-0-)       15,786      228,070
                                                                 ----------   ----------

NET INCOME                                                       $1,240,936   $  412,834
                                                                 ==========   ==========

NET INCOME PER SHARE:
    Income Before Extraordinary Item                             $     0.22   $     0.04
    Extraordinary Item                                                 0.01         0.06
                                                                 ----------   ----------
    Net Income                                                   $     0.23   $     0.10
                                                                 ==========   ==========

AVERAGE COMMON SHARES OUTSTANDING                                 5,500,758    4,083,673
                                                                 ==========   ==========


The accompanying notes are an integral part of these financial statements.

                             PrimeLink Systems, Inc.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                              Additional
                                                Common          Paid-in      Accumulated         Treasury
                                                Stock           Capital         Deficit           Stock           Total
                                              -----------     -----------     -----------      -----------      -----------

BALANCE, December 31, 1998                    $     3,950     $ 3,779,217     $(4,349,450)     $        --      $  (566,283)

    Issuance of 580,263 Shares                        580         345,384              --               --          345,964

    Net Income                                         --              --         412,834               --          412,834
                                              -----------     -----------     -----------      -----------      -----------

BALANCE, December 31, 1999                          4,530       4,124,601      (3,936,616)              --          192,515

    Issuance of 1,495,236 Shares                    1,495       1,251,740              --               --        1,253,235

    Purchase of 2,000 Treasury Shares                  --              --              --           (3,000)          (3,000)

    Net Income                                         --              --       1,240,936               --        1,240,936
                                              -----------     -----------     -----------      -----------      -----------
BALANCE, December 31, 2000                    $     6,025     $ 5,376,341     $(2,695,680)     $    (3,000)     $ 2,683,686
                                              ===========     ===========     ===========      ===========      ===========





The accompanying notes are an integral part of these financial statements.

                           PrimeLink Systems, Inc.
                          STATEMENTS OF CASH FLOWS

                                                                              For The Years Ended
                                                                                 December 31,
                                                                        ----------------------------------
                                                                           2000                   1999
                                                                        -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                          $ 1,240,936            $   412,834
    Adjustments to Reconcile Net Income to Net Cash
       Provided by (Used in) Operating Activities
          Depreciation and Amortization                                     192,602                 88,478
          Increase in Accounts Receivable, Net                             (463,610)              (549,627)
          Increase in Costs and Estimated Earnings in
            Excess of Billings                                           (1,071,122)                    --
          Increase in Work in Progress                                   (7,533,369)                    --
          Gain on Sale of Property and Equipment                             (1,456)               (13,689)
          Gain on Converting Long-Term Debt to Equity                       (15,786)              (184,339)
          (Increase) Decrease in Prepaid Expenses                              (347)                18,935
          Increase in Deferred Tax Asset                                   (375,874)                    --
          Incentive Stock Option Expense                                     27,070                     --
          Increase in Accounts Payable and Accrued Liabilities            7,971,589                125,447
          Increase in Borrowings from Affiliates                            209,886                     --
          Increase (Decrease) in Advances to Stockholders                    14,253                (28,984)
                                                                        -----------            -----------

            Net Cash Provided by (Used in) Operating Activities             194,772               (130,945)
                                                                        -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                  (474,570)              (253,805)
    Proceeds from Sale of Property                                           13,380                 13,689
    Increase in Other Assets                                                (75,000)                    --
                                                                        -----------            -----------

            Net Cash Used in Investing Activities                          (536,190)              (240,116)
                                                                        -----------            -----------


The accompanying notes are an integral part of these financial statements.

                             PrimeLink Systems, Inc.
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                      For The Years Ended
                                                                                         December 31,
                                                                               -------------------------------
                                                                                    2000                1999
                                                                               ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Common Stock                                       216,575                    50
    Acquisitions of Treasury Stock                                                (3,000)                   --
    Proceeds from Issuance of Long-Term Debt                                     630,202               520,135
    Repayment of Notes Payable                                                  (505,440)             (162,479)
                                                                               ---------             ---------
            Net Cash Provided by Financing Activities                            338,337               357,706
                                                                               ---------             ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (3,081)              (13,355)

CASH AND CASH EQUIVALENTS -                                                        9,794                23,149
    BEGINNING OF YEAR                                                                 --                    --

CASH AND CASH EQUIVALENTS -
    END OF YEAR                                                                $   6,713             $   9,794
                                                                               =========             =========

SUPPLEMENTAL DISCLOSURES:
    Interest Paid                                                              $  75,211             $  58,707
                                                                               =========             =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
    FINANCING ACTIVITIES:
       Notes Payable and Accrued Interest for Common Stock
          and Additional Paid-In Capital                                       $ 143,333             $ 341,333
       Advances from Shareholders Transferred to Common
          Stock and Paid-In Capital                                            $      --             $ 188,920
       Common Stock and Additional Paid-In Capital Exchanged for
          Property, Equipment, and Other Assets                                $ 295,000             $      --
       Accounts Payable Exchanged for Common Stock and
          Additional Paid-In Capital                                           $ 483,724             $      --




The accompanying notes are an integral part of these financial statements.

                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS




NOTE A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS
                  The Company, incorporated on February 4, 1992, was formerly a breeder of ostriches under the name Pacesetter Ostrich Farm, Inc. During 1997, this business segment was discontinued and the sale of the ostrich inventory and related property and equipment was completed in 1998.

                  Currently, the Company is in the business of directional boring for creating underground conduits under its new name PrimeLink Systems, Inc., and as such, grants credit to its customers, who are located throughout the United States.

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

         INTANGIBLE - MARKETING DATABASE
                  The cost of a marketing database acquired is being amortized on the straight-line method over a three year life. Amortization expense charged to operations in 2000 and 1999 was $56,095 and $-0-, respectively.

         DEPRECIATION
                  Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets, which range from five to seven years. Depreciation and amortization charged to operations for the years ended December 31, 2000 and 1999 amounted to $192,602 and $88,478, respectively.

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

         ACCOUNTS RECEIVABLE
                  Accounts receivable are recorded at their estimated net realizable value. Provision for bad debts totaled $48,750 and $9,770 during 2000 and 1999, respectively.

                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTES A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         WORK IN PROCESS, CONSTRUCTION REVENUE AND COST RECOGNITION
                  The Company is developing a 225 mile multi-duct proprietary network for fiber optic cable along Interstate 49 in Louisiana. Work in process includes all direct material and labor costs and those indirect costs relating to development, that have not been allocated to the portions of the project under a sales contract. General and administrative costs are charged to expense as incurred.

                  The Company recognizes revenues from sales contracts related to the proprietary network using the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total cost at completion for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

                  Contract costs included in the percentage-of-completion calculation include all direct material and labor costs and those indirect costs relating to development allocated to the portion of the project under a sales contract.

                  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

                  Retainage provisions of certain long-term contracts provide for amounts to be withheld from payment by the customer until completion of the work. It is the Company's policy to invoice such amounts and include them in accounts receivable as the work is in progress.

                  The asset "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents costs incurred and revenues recognized in excess of billings.

         EARNINGS PER SHARE
                  The earnings per share calculations are based on the weighted average number of shares of common stock outstanding and common stock equivalents, unless their effect would be anti-dilutive.

         NON-DIRECT RESPONSE ADVERTISING
                  The Company expenses advertising costs as incurred. Advertising expense charged to operations totaled $22,307 and $4,264 for the years ended December 31, 2000 and 1999, respectively.

                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE B
         COMPANY NAME CHANGE
                  Effective February 2, 2000, the Company changed its name to PrimeLink Systems, Inc. and its trading symbol to PMLK.


NOTE C
         PROPERTY AND EQUIPMENT
                  A summary of property and equipment is as follows:

                                                                                      2000                1999
                                                                                  -------------       ---------------

                  Land                                                           $      27,000      $       27,000
                  Buildings and Improvements                                             20,093              18,370
                  Furniture and Equipment                                               966,111             632,964
                  Vehicles                                                              245,346              84,593
                                                                                  -------------      --------------
                     Total                                                            1,258,550             762,927
                  Less: Accumulated Depreciation                                        325,901             197,832
                                                                                  -------------      --------------

                     Property and Equipment, Net                                  $     932,649      $      565,095
                                                                                  =============      ==============


NOTE D
         ACCOUNTS RECEIVABLE
                  Accounts receivable consisted of the following at December 31:

                                                                                       2000               1999
                                                                                   -------------     --------------
                Billed:
                  Completed Contracts                                              $   1,209,389     $      718,437
                  Retained                                                                67,372                 --
                  Unbilled                                                                15,428             61,392
                                                                                   -------------     --------------
                                                                                       1,292,189            779,829
                  Less:  Allowance for Doubtful Accounts                                (109,418)           (60,668)
                                                                                   -------------     --------------

                                                                                   $   1,182,771     $      719,161
                                                                                   =============     ==============

NOTE E
         COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                                       2000               1999
                                                                                   -------------     --------------

                  Cost Incurred on Uncompleted Contracts                           $     689,852     $          --
                  Estimated Earnings                                                     381,270                --
                                                                                   -------------     --------------
                                                                                       1,071,122                --
                  Less:  Billings to Date                                                     --                --
                                                                                   -------------     --------------
                  Cost and Estimated Earnings in Excess of
                  Billings on Uncompleted Contracts                                $   1,071,122                --
                                                                                   =============     ==============



                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE F
         NOTES PAYABLE
                  A summary of outstanding notes payable at December 31, 2000 and 1999 is as follows:

                                                                                            2000               1999
                                                                                          -----------       ---------------

                  Private Placement Notes Payable
                     (See Description Below).                                       $     62,500     $      160,583

                  Line of Credit - Bank; Interest at 10.5%; Interest payable monthly; Due March 30, 2001; Secured by second mortgage
                     from a major shareholder
                     and guaranteed by two major shareholders.                           300,000                 --

                  Line of Credit - Bank; Interest at 9.5%; Interest payable
                     monthly; Due March 30, 2000; Secured by second mortgage
                     from a major shareholder
                     and guaranteed by two major shareholders                                 --            290,050

                  Note Payable Bank: Interest at 10%; Monthly
                     Payments of $1,688; Maturing September 13,
                     2002; Secured by two trucks and guarantee of
                     two major shareholders.                                              34,158             48,480

                  Note Payable Bank; Interest at 9.25%; Monthly payments of
                     $493; Maturing March 25, 2002 Secured by a truck and
                     guarantee of two major
                     shareholders.                                                            --             11,372

                  Note Payable Bank; Interest at 9.25%; Monthly payments of
                     $621; Maturing September 25, 2003; Secured by a truck and
                     guarantee of two
                     major shareholders.                                                  18,714             24,145

                  Note Payable Bank; Interest at 9.5%; Monthly payments of
                     $1,029; Maturing October 21, 2001; Secured by equipment and guarantee of two
                     major shareholders.                                                  11,016             21,764

                  Note Payable Bank: Interest at 11.5%; Monthly
                     Payments of $360; Maturing November 30,
                     2003; Secured by a trailer.                                          10,925                 --

                  Note Payable for equipment purchase; Interest at 10.5%;
                     Monthly payments of $5,074; Maturing September 28, 2002;
                     Secured by equipment
                     purchased.                                                          100,914            148,453

                  Note Payable for equipment purchase; Interest at
                     10.5%; Monthly payments of $3,017; Maturing
                     April 20, 2003; Secured by equipment purchased.                      74,629            103,795



                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE F
         NOTES PAYABLE (Continued)
                                                                                            2000               1999
                                                                                          -----------       ---------------

                  Note Payable for equipment purchase; Interest at
                     10.9%; Monthly payments of $900; Maturing
                     May 4, 2003; Secured by equipment purchased.                         22,913                 --

                  Note Payable for equipment purchase; Interest at
                     9.35%; Monthly payments of $5,430; Maturing
                     September 2004; Secured by equipment purchased.                     204,302                 --


                  1998 Private Placement Notes Payable
                     (See Description Below).                                                 --             50,000
                                                                                    ------------     --------------
                                    Total                                                840,071            858,642
                                    Less: Current Portion                               (540,606)          (612,943)
                                                                                    ------------     --------------

                                    Long-Term                                       $    299,465     $      245,699
                                                                                    ============     ==============


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

                  During the year ended December 31, 2000 and 1999, $143,333 and $341,333, respectively, in private placement debt plus accrued interest was converted to common stock. See Note N. As of December 31, 2000, principal of $62,500 was outstanding on the original subscription. As a result, the Company is in default on these notes.

                  Total interest expense incurred for the years ended December 31, 2000 and 1999 was $76,560 and $103,746, respectively.

                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE F
                  NOTES PAYABLE (Continued)

                  Following are maturities of long-term debt:

                      December 31,

                           2001                                 $      540,606
                           2002                                        169,736
                           2003                                         83,851
                           2004                                         45,878
                                                                --------------

                                                                $      840,071


NOTE G
         INCOME TAXES
                 The   reconciliation  of  the  Federal
         statutory tax rate to the effective tax rate is as follows:

                                                                                        2000             1999
                                                                                        ----             ----

                  Statutory Tax Rate                                                      34%             34%
                  State Taxes                                                              3                3
                  Benefit from NOL Carryforward                                          (37)             (37)
                  Reversal of Valuation Allowance                                        (30)              -
                                                                                      ------            -----

                  Effective Tax Rate                                                     (30)%              0%
                                                                                      ======            =====

                  Cumulative deferred taxes consist of the following temporary differences at an estimated effective Federal and state tax rate of 37%.

                                                                                     2000                1999
                                                                                     ----                ----

                    Deferred Tax Liabilities:
                    Property and Equipment                                       $     56,354        $       29,327
                                                                                 ------------        --------------

                    Deferred Tax Assets:
                    Net Operating Loss Carryforward                                 1,125,013             1,540,597
                    Accounts Receivable Allowance                                      40,485                22,447
                    Accrued Salaries                                                   25,599                -
                    Intangible Asset                                                   16,227                -
                  Less:  Valuation Allowance                                         (775,096)           (1,533,717)
                                                                                 ------------        ---------------

                    Deferred Tax Assets                                               432,228                29,327
                                                                                 ------------        --------------

                  Total Deferred Taxes                                           $    375,874        $          -
                                                                                 ============        ==============


         At December 31, 2000, the Company had, for tax reporting purposes, operating loss carryforwards of approximately $3,040,576, which expire in 2007 through 2016.

                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE G
         INCOME TAXES (Continued)
                  The Company has generated losses from operations in 1992 through 1998. As a result, the Company does not believe it is more likely than not, it will be able to realize the entire NOL carryforward through generation of future taxable income. Therefore, the Company has provided a valuation allowance for a portion of the deferred tax assets.


NOTE H
         INCENTIVE STOCK OPTION PLANS
                  During February, 1992, the Company adopted the 1992 Incentive Stock Option Plan (the "Plan") under which 200,000 shares of common stock have been reserved for issuance to employees of the Company. The exercise price of any stock option granted under the Plan to an eligible employee will be equal to the fair market value of the shares on the date of grant and with respect to persons owning more than 10% of the outstanding common stock, the exercise price will not be less than 110% of the fair market value of the shares. On January 16, 1995, the Company granted a total of 40,000 options to persons owning more than 10% of the outstanding stock for $0.75 per share. These options expired in January 2000, but were renewed for an additional five years. The remaining 53,000 options expire between October 2009 and June 2010.

                  In addition, the Company periodically issues stock options to key employees under terms similar to the 1992 Plan. These non-qualified options, totaling 1,364,000 at December 31, 2000, expire between March 2007 and August 2010.

                  A summary of the status of the plans as of December 31, 2000 and 1999 and changes during the years ending on those dates is presented below:


                                                           2000                            1999
                                               ---------------------------     ----------------------------
                                                                Weighted                        Weighted
                                                                Average                          Average
                                                                Exercise                        Exercise
                                                  Shares         Price            Shares          Price
                                               -------------   -----------     --------------  ------------

Outstanding at Beginning of Year                  1,911,500        $ 0.25          1,380,500        $ 0.21
Granted                                             162,000          2.12            531,000          0.34
Exercised                                          (652,500)        (0.29)                --            --
Forfeited                                            (4,000)        (0.29)                --            --
                                                 ---------        ------          ----------       -------
Outstanding at End of Year                        1,417,000        $ 0.44          1,911,500        $ 0.25
                                                  =========        ======          =========        ======

Options Exercisable at Year End                   1,417,000        $ 0.44          1,911,500        $ 0.25
                                                  =========        ======          =========        ======


Weighted Average Fair Value of
      Options Granted During the Year             $    2.75                        $    0.59
                                                  =========                        =========

                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS

NOTE H
         INCENTIVE STOCK OPTION PLANS (Continued)

                  Following is a summary of the status of fixed options outstanding at December 31, 2000:


                               Outstanding Options                          Exercisable Options
                               -------------------                          -------------------
                                     Weighted
                                      Average       Weighted                       Weighted
                                     Remaining       Average                       Average
    Exercise                         Contractual    Exercise                       Exercise
  Price Range          Number          Life           Price         Number          Price
-----------------   --------------  ------------   ------------  --------------  -------------
$0.15 - $0.15           1,000,500   6.6 years           $ 0.15       1,000,500         $ 0.15
$0.40 - $0.40             314,500   8.8 years           $ 0.40         314,500         $ 0.40
$0.75 - $0.75              40,000   4.0 years           $ 0.75          40,000         $ 0.75
$1.75 - $2.50               2,000   9.2 years           $ 2.12           2,000         $ 2.12
$5.00 - $6.00              60,000   9.6 years           $ 5.25          60,000         $ 5.25

                  Compensation cost related to shares exercised during the year ended December 31, 2000 totaled $27,070.

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

                                                                                       2000               1999
                                                                                    -----------       ---------------

                  Net Income as Reported Pro Forma                                  $  1,198,216     $      389,036
                                                                                    ============     ==============

                  Income Per Share as Reported Pro Forma                            $        .22     $        .10
                                                                                    ============     ============


                  For purposes of the above computation, compensation cost was estimated using the Black-Scholes model with the following assumptions: no dividend yield; on expected life of 5 to 10 years; expected volatility of 184.2 percent; and risk-free interest rate of 5.11 percent.

NOTE I
         BACKLOG
                  The estimated gross revenue of work to be performed on awarded contracts for which work had not yet commenced was $4.5 million at December 31, 2000.

                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE J
         MAJOR CUSTOMERS
                  For the year ended December 31, 2000, two customers accounted for approximately 76% of the Company's billings.


NOTE K
         STOCKHOLDER'S EQUITY
                  In 2000 and 1999, the Company issued 134,354 and 530,263 shares of stock in full settlement of private placement debt and amounts due to shareholders totaling $179,498 and $530,263, respectively. In addition, during the year ended December 31, 2000, the Company issued 122,882 shares of stock in full settlement of certain accounts payable totaling $550,878.

                  During the year ended December 31, 2000, the Company issued 543,000 shares of its stock in exchange for $225,000 of assets and 36,250 shares of its stock in exchange for $70,000 of consulting services.


NOTE L
         COMMITMENTS AND CONTINGENCIES
                  The Company is subject to the possibility of litigation in the ordinary course of business. The Company is not aware of any matters, which would have a significant impact on its financial condition or results of its operations.

                  The Company has an employment agreement with a key employee. This commitment, totaling $80,000 per year, expires January 23, 2003.


NOTE M
         TRANSACTIONS WITH RELATED PARTIES
                  In July 1993, the Company entered into a note receivable for $42,400 with a significant stockholder. The note bears interest at 8% per annum, and has no specified maturity date.

                  The Company leases certain property in Folsom, Louisiana, on a month to month basis, from a major stockholder, on which a portion of the Company's operations is located. Total rent paid on this lease for December 31, 2000 and 1999 was $8,400 annually.

                  Advances to or from stockholders are non-interest bearing with no specified maturity date.

                             PrimeLink Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE N
         TROUBLED DEBT RESTRUCTURING
                  During 2000, the Company retired $179,498 in private placement debt and accrued interest in exchange for 134,354 shares of the Company's $.001 par value stock. The market price on the conversion dates ranged from $1.00 to $7.50 per share, resulting in an extraordinary loss of $51,369. In addition, the Company recognized $67,154 in extraordinary gains as the result of settlement of accounts payable at a discount. These transactions resulted in total extraordinary gains of $15,786 ($.003 per share), net of income tax of $-0- in 2000.

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


NOTE O
         SUBSEQUENT EVENTS
                  On January 18, 2001, the Company obtained a line of credit from a bank for $500,000 bearing interest at .5% over prime rate, with interest payable monthly, maturing on January 18, 2002, secured by accounts receivable, equipment and intangibles. In addition, the Company obtained a line of credit from a bank for $300,000 bearing interest at .5% over prime rate, with interest payable monthly, maturing April 18, 2001, secured by a subcontract agreement.

                  On February 23, 2001, the Company entered into a lease for office space expiring February 22, 2006. Lease payments under the terms of the agreement are as follows:

                       December 31,
                       ------------
                           2001                                   $       31,713
                           2002                                           45,975
                           2003                                           50,002
                           2004                                           50,337
                           2005                                           50,337
                           2006                                            4,195
                                                                  --------------
                                                                  $      232,559
                                                                  ==============

                  On April 9, 2001, the Company entered into an agreement to sell 1,000,000 shares of convertible, participating preferred stock for $15.00 per share. The preferred stock will be convertible into 6,500,000 shares of voting common stock at the option on the holder and is subject to mandatory conversion at the option of the Company after six years. The convertible stock is cumulative at $1.25 per quarter during the first two years and increasing to $4.00 per quarter thereafter until converted into common shares. Preferred stockholders will have voting rights equal to the corresponding number of common shares. This agreement is subject to approval of increasing the number of authorized common shares from 10,000,000 to 15,000,000, to be voted on at the next annual meeting.