Form 10QSB
period 2001-03-31
PRIMELINK SYSTEMS INC
filed 2001-05-15
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                           Commission File No. 1-11282

                             PRIMELINK SYSTEMS, INC.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                      72-1186845
         ---------                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                  10135 Hereford Road, Folsom, Louisiana 70437
               (Address of Principal Executive Offices) (Zip Code)

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

                                                 Yes _____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,066,223 shares of Common Stock at May 10, 2001.

                             PRIMELINK SYSTEMS, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - March 31, 2001, and December  31, 2000

Statement of Operations - Three Months Ended March 31, 2001, and Three Months Ended March 31, 2000

Statements of Cash Flows - Three Months Ended March 31, 2001, and Three Months Ended March 31, 2000

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements

                             PRIMELINK SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                March 31,    December 31,
                                                                  2001          2000
                                                               -----------   -----------
                                                               (unaudited)
CURRENT ASSETS:
  Cash and short term investments                              $    56,672         6,713
  Accounts receivable (net of allowance of $109,417 at
   March 31, 2001, and December 31, 2000)                        2,582,609     1,182,771
  Costs and Estimated Earnings in Excess of
     Billings on Uncompleted Contracts                           1,137,285     1,071,122
  Work In Progress                                               8,057,101     7,588,369
  Advances to Shareholders                                          23,822
                                                                                  29,524
  Deferred Tax Asset                                               375,874       375,874
  Prepaid Expenses                                                  21,717        25,550
                                                               -----------   -----------
          Total Current Assets                                  12,260,782    10,274,221

PROPERTY, PLANT, AND EQUIPMENT, net                                902,930       932,649

NOTES RECEIVABLE FROM STOCKHOLDER                                   42,500        42,500

OTHER ASSETS (net of accumulated amortization of
  $71,394 at March 31, 2001 and $56,095 at December 31,2000)       190,364       205,663
                                                               -----------   -----------
                                                               $13,396,576   $11,455,033
                                                               ===========   ===========





   The accompanying notes are an integral part of these financial statements.



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                       $  8,826,538    $  7,721,390
  Notes payable                                                     1,241,767         540,606
  Due to Affiliates                                                   109,886         209,886
                                                                 ------------    ------------
          Total current liabilities                                10,178,191       8,471,882



LONG-TERM LIABILITIES:
  Notes payable                                                       259,406         299,465
                                                                 ------------    ------------
               Total Liabilities                                   10,437,597       8,771,347
                                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized,
   6,066,223 and 6,025,723 issued and outstanding as of
   March 31, 2001, and December 31, 2000 respectively                   6,066           6,025
  Additional paid-in-capital                                        5,503,488       5,376,341
  Retained earnings (deficit)                                      (2,547,575)     (2,695,680)
  Less: Cost of Treasury Shares (2,000)                                (3,000)         (3,000)
                                                                 ------------    ------------
                                                                    2,958,979       2,683,686
                                                                 ------------    ------------
                                                                 $ 13,396,576    $ 11,455,033
                                                                 ============    ============



   The accompanying notes are an integral part of these financial statements.

                             PRIMELINK SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                                 2001           2000
                                                             -----------    -----------

SALES                                                        $ 2,068,141    $ 2,872,361

COST OF SALES                                                  1,533,838      2,138,785
                                                             -----------    -----------
          Gross profit                                           534,303        733,576

OPERATING EXPENSES:
  Operating                                                      142,724         85,549
  Selling, General and administrative                            216,121        245,930
                                                             -----------    -----------
  Operating Income (loss)                                        175,458        402,097

OTHER INCOME (EXPENSES):
  Gain on Sale of Property and Equipment                              --          4,880
  Other Income
  Interest Expense                                               (27,354)       (21,639)
                                                             -----------    -----------
INCOME BEFORE INCOME TAXES                                       148,104        385,338

INCOME TAX PROVISION                                                  --             --
                                                             -----------    -----------

INCOME FROM CONTINUING OPERATIONS                                148,104        385,338

EXTRAORDINARY ITEM:
  Gain on Extinguishment of Debt (Net of Income Tax of $0)            --          8,899

NET INCOME                                                   $   148,104    $   394,237
                                                             ===========    ===========
NET INCOME PER SHARE:
  Income from Continuing Operations                                  .02            .08
  Extraordinary Item                                                 .00            .00
  Net Income                                                 $       .02    $       .08
                                                             ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING                              6,033,373      5,004,162
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             PRIMELINK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                           2001           2000
                                                                       -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $   148,104    $   394,237
  Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation and Amortization                                           60,585         37,945
    Increase in Accounts Receivable, Net                                (1,415,266)    (1,088,719)
    (Increase) Decrease in Unbilled Receivables                             15,428       (374,179)
    Increase in Costs and Estimated Earnings in Excess of Billings         (66,163)            --
    Increase in Work In Progress                                          (441,544)            --
    Gain on Sale of Property and Equipment                                      --         (8,899)
    Gain on Converting Long-Term Debt to Equity                                 --         (4,880)
    Increase in Accounts Payable and Accrued Liabilities                 1,105,149      1,373,531
    Increase in Advances to Stockholders                                    (5,702)       (24,975)
    Decrease in Prepaid Expenses                                             3,833             --
                                                                       -----------    -----------
        Net cash provided (used) by operating activities                  (595,576)       304,061

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                            (15,567)        (3,813)
  Proceeds from Sale of Property                                                --          4,880
                                                                       -----------    -----------
        Net cash provided/(used) by investing activities                   (15,567)         1,067

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                                        --         24,875
  Acquisitions of Treasury Stock                                                --         (3,000)
  Proceeds from Issuance of Long-Term Debt                               1,045,000         75,000
  Repayment of Notes Payable                                              (383,898)      (120,941)
                                                                       -----------    -----------
        Net cash provided (used) by financing activities                   661,102        (24,066)

        Net increase in cash                                                49,959        281,062
                                                                       -----------    -----------
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                       6,713          9,794
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                       $    56,672    $   290,856
                                                                       ===========    ===========
INTEREST PAID                                                          $    27,354    $    21,639
                                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            PRIMELINK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                       2001      2000
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Notes Payable and accrued interest for common stock and additional paid-in capital   $     --   $105,998
Common stock and additional paid-in capital exchanged for
 property, equipment, and other assets                                               $     --   $225,000
Advances from affiliates exchanged for common stock and paid-in-capital              $100,000   $     --
Accounts Payable exchanged for common stock and paid-in-capital                      $ 27,188   $     --




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

         The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

         2. Property, Plant, and Equipment:
            ------------------------------

         Property, plant, and equipment consist primarily of assets used in the underground construction business. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:

                                             Estimated Lives             March 31,               December 31,
                                                 (yrs)                     2001                      2000

           Land                                      --               $    27,000               $    27,000
           Buildings and Improvements          10 to 30                    25,193                    20,093
           Furniture and Equipment               5 to 7                   976,579                   966,111
           Vehicles                                   5                   245,346                   245,346
                                                                      -----------               -----------
                                                                      $ 1,274,118               $ 1,258,550
           Accumulated Depreciation
                                                                         (371,188)                 (325,901)
                                                                      -----------               -----------
                                                                      $   902,930               $   932,649
                                                                      ===========               ===========


3.       Income Taxes
         ------------
         For tax reporting purposes the Company had, at December 31, 2000, net operating loss carryforwards of approximately $3.04 million which expire in 2007 through 2016.

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

         During 2000, the Company began developing its own underground fiber optic conduit systems (proprietary networks) in addition to building such systems for customers as a telecommunications contractor. Management's intention is to market the Company's proprietary networks to many of the same customers for which it performs contracted services. The Company's goal is to take advantage of the economies of scale which exist in the construction of multiple conduit fiber systems, and to pass a portion of these benefits on to its customers while improving margins for the Company as well.


         Results of Operations

                  For the calendar quarter ended March 31, 2001, sales decreased by $804,220 from $2,872,361 for the quarter ended March 31, 2000 to $2,068,141 for the quarter ended March 31, 2001, or approximately 28%. Such decreases in revenues represent delays experienced in both starting and completing work in the current quarter related to inclimant weather, delays in the customers' receipt of certain building permits, and delays caused by engineering reroutes. The Company's gross profit for the quarter ended March 31, 2001, was $534,303, compared to $733,576 for the quarter ended March 31, 2000, representing a decrease of $199,273, or approximately 27%. Gross profits as a percentage of sales remained consistent at approximately 25% of sales for both the current quarter ended March 31, 2001, and the same quarter in the prior year, further illustrating the effects that the delays previously described had on the Company's operations.

                  Operating expenses increased from $85,549 for the quarter ended March 31, 2000 to $142,724 for the quarter ended March 31, 2001, representing an increase of $57,175, or approximately 67%. Such differences represent the overall increase in the Company's operations in the current period as management has continually increased its operations capacity in preparation for continued increases in the volume of business it conducts. General and administrative expenses decreased by $29,809, or 12%, from $245,930 for the quarter ended March 31, 2000 to $216,121 for the quarter ended March 31, 2001. These decreases reflect certain administrative costs which occurred during the prior quarter related to establishing the Company's ability to perform work as a telecommunications contractor in numerous states (the Company has become qualified in 43 states since a year ago) which were not as substantial in the current quarter.

                  The Company incurred a net profit of $148,104 or $0.02 per share for the quarter ended March 31, 2001, compared to a net profit of $394,237 or $0.08 per share for the quarter ended March 31, 2000. The reductions in net profits for the quarter ended March 31, 2001, were mostly attributable to certain operational delays caused by external factors as previously described. Such delays resulted in the Company recognizing similar gross profit margins on a lower volume of business in its current operations as compared to the same quarter in the prior year. Since the Company had prepared to complete a greater volume of work in the quarter, it also incurred higher operating costs than in the prior period due to the delays described.


         Liquidity and Capital Resources

                  Since entering the telecommunications service business in 1998, the Company has continually improved its cash flows based on its results of operations. As of December 31, 2000, the Company had for tax reporting purposes net operating loss carryforwards of approximately $3.04 million which expire in 2007 through 2016. Such tax loss carryforwards were produced in conjunction with its pre-1998 business which was not related to any of its telecommunications business. At this time the Company has only recorded a deferred tax asset for a portion of the benefit from these loss carryforwards. However, the tax loss carryforwards are available for use against the Company's profits from its telecom services business, subject to certain potential limitations. At this time no such limitations have impacted the Company such that a provision for income taxes would be deducted from current earnings.

                  Net cash used by operating activities was $595,576 for the quarter ended March 31, 2001, compared to cash provided of $304,061 for the quarter ended March 31, 2000, mostly as a result of the increase in accounts receivable and work in progress in the current quarter, as well as reductions in net income, compared to the same period in the prior year. Cash (used)/provided by investing activities decreased from cash provided of $1,067 to cash used of $(15,567) reflecting increases in equipment acquisitions in the current quarter in excess of such acquisitions in the prior period. Net cash provided/(used) by financing activities increased from cash used of $(24,066) for the quarter ended March 31, 2000 to cash provided of $661,102 for the quarter ended March 31, 2001, reflecting substantial increases in proceeds from notes payable related to the expansion of the Company's working capital lines of credit during the current quarter. Cash and short term investments for the Company decreased from $290,856 at March 31, 2000 to $56,672 at March 31, 2001, reflecting the differences described above.

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


         ITEM 8.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                  ----------------------------------------------------
                  ACCOUNTING  AND FINANCIAL DISCLOSURE
                  -------------------------------------

                  None.

                                    SIGNATURE


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2001.

                                           PRIMELINK SYSTEMS, INC.



                                      By:  S/S  Walter Reid Green, Jr.
                                           ------------------------------
                                            Walter Reid Green, Jr. Financial and
                                            Accounting Officer