Form 10QSB
period 2001-06-30
PRIMELINK SYSTEMS INC
filed 2001-08-23
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                           Commission File No. 1-11282

                             PRIMELINK SYSTEMS, INC.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                       72-1186845
         ---------                                       ----------
State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or Organization)


10135 Hereford Road, Folsom, Louisiana                                 70437
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

                               Yes  X    No
                                  ----     ----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,375,619 shares of Common Stock at August 10, 2001.

                             PRIMELINK SYSTEMS, INC.


                                      INDEX
                                      -----


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

Balance Sheets - June 30, 2001, and December  31, 2000

Statement of Operations - Three Months Ended June 30, 2001 and Three Months Ended June 30, 2000; Six Months Ended June 30, 2001, and Six Months Ended June 30, 2000

Statements of Cash Flows - Six Months Ended June 30, 2001, and Six Months Ended June 30, 2000

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             PRIMELINK SYSTEMS, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                June 30,    December 31,
                                                                  2001         2000
                                                              -----------   -----------
                                                              (unaudited)
CURRENT ASSETS:
  Cash and short term investments                             $    79,646         6,713
  Accounts receivable (net of allowance of $109,417 at
   March 31, 2001, and December 31, 2000)                       3,682,710     1,182,771
  Costs and Estimated Earnings in Excess of
     Billings on Uncompleted Contracts                          1,154,421     1,071,122
  Work In Progress                                              8,178,504     7,588,369
  Advances to Shareholders                                         23,822
                                                                                 37,584
  Deferred Tax Asset                                              375,874       375,874
  Prepaid Expenses                                                 20,883        25,550
                                                              -----------   -----------
          Total Current Assets                                 13,529,622    10,274,221

PROPERTY, PLANT, AND EQUIPMENT, net                               808,764       932,649

NOTES RECEIVABLE FROM STOCKHOLDER                                  42,500        42,500

OTHER ASSETS (net of accumulated amortization of
  $86,693 at June 30, 2001 and $56,095 at December 31,2000)       150,065       205,663
                                                              -----------   -----------

                                                              $14,530,951   $11,455,033
                                                              ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------




CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                       $ 10,052,298    $  7,721,390
  Notes payable                                                     1,315,162         540,606
  Due to Affiliates                                                   109,886         209,886
                                                                 ------------    ------------
          Total current liabilities                                11,477,346       8,471,882



LONG-TERM LIABILITIES:
  Notes payable                                                       200,732         299,465
                                                                 ------------    ------------
               Total Liabilities                                   11,678,078       8,771,347
                                                                 ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 10,000,000 shares authorized,
   6,081,223 and 6,025,723 issued and outstanding as of
   June 30, 2001, and December 31, 2000 respectively                    6,081           6,025
  Additional paid-in-capital                                        5,518,473       5,376,341
  Retained earnings (deficit)                                      (2,668,681)     (2,695,680)
  Less: Cost of Treasury Shares (2,000)                                (3,000)         (3,000)
                                                                 ------------    ------------
                                                                    2,852,873       2,683,686
                                                                 ------------    ------------
                                                                 $ 14,530,951    $ 11,455,033
                                                                 ============    ============






   The accompanying notes are an integral part of these financial statements.

                             PRIMELINK SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                        June 30,
                                                                      2001             2000           2001            2000
                                                                   -----------     -----------     -----------     -----------
SALES                                                              $ 1,615,661     $ 1,186,839     $ 3,683,802     $ 4,059,200

COST OF SALES                                                        1,286,669         620,613       2,820,507       2,759,397
                                                                   -----------     -----------     -----------     -----------
          Gross profit                                                 328,992         566,226         863,295       1,299,803

OPERATING EXPENSES:
  Operating                                                            101,404         138,499         220,523         222,522
  Selling, General and administrative                                  304,998         151,644         544,724         398,600
                                                                   -----------     -----------     -----------     -----------
  Operating Income (loss)                                              (77,410)        276,083          98,048         678,681

OTHER INCOME (EXPENSES):
  Gain on Sale of Property and Equipment                                (4,032)             --          (4,032)          4,880
  Other Income                                                              --              --
  Interest Expense                                                     (39,664)        (14,161)        (67,019)        (35,802)
                                                                   -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                                     (121,106)        261,922          26,997         647,759

INCOME TAX PROVISION                                                        --              --              --              --
                                                                   -----------     -----------     -----------     -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              (121,106)        261,922          26,997         647,759

EXTRAORDINARY ITEM:
  Gain on Extinguishment of Debt (Net of Income Tax of $0)                  --          81,500              --          90,399

NET INCOME (LOSS)                                                  $  (121,106)    $   343,422     $    26,997     $   738,158
                                                                   ===========     ===========     ===========     ===========
NET INCOME (LOSS) PER SHARE:
  Income from Continuing Operations                                      (0.02)           0.05             .01             .13
  Extraordinary Item                                                      0.00            0.02             .00             .02
  Net Income (Loss)                                                $     (0.02)    $      0.07     $       .01     $       .15
                                                                   ===========     ===========     ===========     ===========

AVERAGE COMMON SHARES OUTSTANDING                                    6,075,619       5,299,030       6,054,613       5,152,425
                                                                   ===========     ===========     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                             PRIMELINK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           Six Months Ended
                                                                                June 30,
                                                                          2001           2000
                                                                       -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $    26,997    $   738,158
  Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation and Amortization                                          120,827         83,427
    Increase in Accounts Receivable, Net                                (2,515,365)      (209,777)
    Decrease in Unbilled Receivables                                        15,428         36,392
    Increase in Costs and Estimated Earnings in Excess of Billings         (83,300)            --
    Increase in Work In Progress                                          (562,947)      (660,242)
    (Gain) Loss on Sale of Property and Equipment                            4,031         (4,880)
    Gain on Converting Long-Term Debt to Equity                                 --        (90,399)
    Increase in Accounts Payable and Accrued Liabilities                 2,330,910      1,223,435
    Increase in Advances to Stockholders                                   (13,762)      (115,977)
    Decrease in Prepaid Expenses                                             4,667             --
                                                                       -----------    -----------
        Net cash provided (used) by operating activities                  (672,514)     1,000,137

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                            (17,225)       (61,920)
  Proceeds from Sale of Property                                            46,849          4,880
  Decrease (Increase) in Deposits                                           25,000        (75,000)
  Increase in Other Assets                                                      --         (6,239)
                                                                       -----------    -----------
        Net cash provided/(used) by investing activities                    54,624       (138,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                                    15,000        143,557
  Acquisitions of Treasury Stock                                                --         (3,000)
  Proceeds from Issuance of Long-Term Debt                               1,040,000        102,522
  Repayment of Notes Payable                                              (364,177)      (154,299)
                                                                       -----------    -----------
        Net cash provided (used) by financing activities                   690,823         88,780

        Net increase in cash                                                72,933        950,638
                                                                       -----------    -----------
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                       6,713          9,794
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                       $    79,646    $   960,432
                                                                       ===========    ===========
INTEREST PAID                                                          $    67,019    $    35,801
                                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             PRIMELINK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                       2001       2000
                                                                                       ----       ----
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Notes Payable and accrued interest for common stock and additional paid-in capital   $     --   $160,998
Common stock and additional paid-in capital exchanged for
 property, equipment, and other assets                                               $     --   $225,000
Advances from affiliates exchanged for common stock and paid-in-capital              $100,000   $     --
Accounts Payable exchanged for common stock and paid-in-capital                      $ 27,188   $524,715



   The accompanying notes are an integral part of these financial statements.

                             PrimeLink Systems, Inc.
                          Notes To Financial Statements
                                   (unaudited)

 1. Basis of Presentation:
    ---------------------

 The financial information included herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments, in the opinion of management, are of a normal recurring nature.

 The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

 2. Property, Plant, and Equipment:
    ------------------------------

 Property, plant, and equipment consist primarily of assets used in the underground construction business. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:

                                  Estimated Lives     June 30,      December 31,
                                      (yrs)            2001            2000
                                  ---------------   -----------     -----------
Land                                         --     $    27,000     $    27,000
Buildings and Improvements             10 to 30          25,193          20,093
Furniture and Equipment                 5 to 7          951,957         966,111
Vehicles                                   5            202,384         245,346
                                                    -----------     -----------
                                                    $ 1,206,534     $ 1,258,550

Accumulated Depreciation
                                                       (397,770)       (325,901)
                                                    -----------     -----------
                                                    $   808,764     $   932,649
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


Results of Operations

         For the calendar quarter ended June 30, 2001, sales increased by $428,822 from $1,186,839 for the quarter ended June 30, 2000 to $1,615,661 for the quarter ended June 30, 2001. For the six months ended June 30, 2001, sales decreased by $375,398 from $4,059,200 for the six months ended June 30, 2000 to $3,683,802 for the six months ended June 30, 2001, or approximately 9%. Such decreases in revenues represent delays experienced in both starting and completing work in the current quarter related to inclimant weather, delays in the customers' receipt of certain building permits, and delays caused by engineering reroutes. The Company's gross profit for quarter ended June 30, 2001 decreased by $237,234 from $566,226 for the quarter ended June 30, 2000 to $328,992 for the quarter ended June 30, 2001 or approximately 42%. Gross profit for the six months ended June 30, 2001, was $863,295, compared to $1,299,803 for the six months ended June 30, 2000, representing a decrease of $436,508, or approximately 34%. Gross profits as a percentage of sales decreased from 32% for the six months ended June 30, 2000 to 23% for the six months ended June 30, 2001, further illustrating the effects that the delays previously described had on the Company's operations.

         For the quarter ended June 30, 2001, operating expenses decreased $37,095 from $138,499 for the quarter ended June 30, 2000 to $101,404 for the quarter ended June 30, 2001, or approximately 27%. Operating expenses decreased from $222,522 for the six months ended June 30, 2000 to $220,523 for the quarter ended June 30, 2001, representing an decrease of $1,999, or approximately 1%. Such differences represent the overall increase in the Company's operations in the current period as management has continually increased its operations capacity in preparation for continued increases in the volume of business it conducts. General and administrative expenses for the quarter ended June 30, 2001 increased $153,354 from $151,644 for the quarter ended June 30, 2000 to $304,998 for the quarter ended June 30, 2001, or approximately 101%. General and administrative expenses increased by $146,124, or 37%, from $398,600 for the six months ended June 30, 2000 to $544,724 for the six months ended June 30, 2001. These increases reflect certain administrative costs which occurred during the prior quarter related to establishing the Company's ability to perform work as a telecommunications contractor in numerous states (the Company has become qualified in 43 states since a year ago) which were not as substantial in the current quarter.

         The Company incurred a net loss for the quarter ended June 30, 2001 of $121,106 or $0.02 per share, compared with a net profit of $343,422 or $0.07 per share for the quarter ended June 30, 2000. The quarter ended June 30, 2000 included a gain of $81,500 or $0.02 per share for the extinguishment of the remaining 1998 private placement debt. The Company incurred a net profit of $26,997 or $0.01 per share for the six months ended June 30, 2001, compared to a net profit of $738,158 or $0.15 per share for the six months ended June 30, 2000. The reductions in net profits for the six months ended June 30, 2001, were mostly attributable to certain operational delays caused by external factors as previously described. Such delays resulted in the Company recognizing similar gross profit margins on a lower volume of business in its current operations as compared to the same quarter in the prior year. Since the Company had prepared to complete a greater volume of work in the quarter, it also incurred higher operating costs than in the prior period due to the delays described.


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

         Net cash used by operating activities was $672,514 for the period ended June 30, 2001, compared to cash provided of $1,000,137 for the period ended June 30, 2000, mostly as a result of the increase in accounts receivable and work in progress in the current quarter, as well as reductions in net income, compared to the same period in the prior year. Cash (used)/provided by investing activities increased to cash provided of $54,624 from cash used of $138,279 reflecting decreases in deposits and equipment acquisitions in the current period as compared to the prior period. Net cash provided by financing activities increased from $88,780 for the period ended June 30, 2000 to $690,823 for the period ended June 30, 2001, reflecting substantial increases in proceeds from notes payable related to the expansion of the Company's working capital lines of credit during the current quarter. Cash and short term investments for the Company decreased from $960,432 at June 30, 2000 to $79,646 at June 30, 2001, reflecting the differences described above.


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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    SIGNATURE


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of August, 2001.

                                        PRIMELINK SYSTEMS, INC.




                                        By: S/S Walter Reid Green, Jr.
                                            --------------------------
                                                Walter Reid Green, Jr.
                                                Financial and Accounting Officer