Form 10QSB
period 2001-09-30
PRIMELINK SYSTEMS INC
filed 2001-11-14
CIK 882991

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                                 (985) 796-5806
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         ---------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)
                                    --------

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

                                Yes _____ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,481,223 shares of Common Stock at November 12, 2001.

                             PRIMELINK SYSTEMS, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheets - September 30, 2001, and December  31, 2000

Statement of Operations - Three Months Ended September 30, 2001 and Three Months Ended September 30, 2000; Nine Months Ended September 30, 2001, and Nine Months Ended September 30, 2000

Statements of Cash Flows - Nine Months Ended September 30, 2001, and Nine Months Ended September 30, 2000

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
                             PRIMELINK SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                         September 30,         December 31,
                                                                              2001                2000
                                                                              ----                 ----
                                                                          (unaudited)
CURRENT ASSETS:
  Cash and short term investments                                          $     2,062                6,713
  Accounts receivable (net of allowance of $109,417 at
   September 30, 2001, and December 31, 2000)                                5,530,031            1,182,771
  Costs and Estimated Earnings in Excess of
     Billings on Uncompleted Contracts                                       1,190,741            1,071,122
  Work In Progress                                                           8,435,798            7,588,369
  Advances to Shareholders                                                     155,803               23,822
  Deferred Tax Asset                                                           375,874              375,874
  Prepaid Expenses                                                             245,050               25,550
                                                                           -----------          -----------
          Total Current Assets                                              15,935,359           10,274,221

PROPERTY, PLANT, AND EQUIPMENT, net                                            765,670              932,649

NOTES RECEIVABLE FROM STOCKHOLDER                                               42,500               42,500

OTHER ASSETS (net of accumulated amortization of
  $101,992 at September 30, 2001 and $56,095 at December 31,2000)              109,766              205,663
                                                                           -----------          -----------

                                                                           $16,853,295          $11,455,033
                                                                           ===========          ===========



              The accompanying notes are an integral part of these
                             financial statements.





                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                               $ 12,049,511           $  7,721,390
  Notes payable                                                                             1,009,130                540,606
  Due to Affiliates                                                                           218,434                209,886
                                                                                         ------------           ------------
          Total current liabilities                                                        13,277,074              8,471,882



LONG-TERM LIABILITIES:
  Notes payable                                                                               165,312                299,465
                                                                                         ------------           ------------
               Total Liabilities                                                           13,442,386              8,771,347
                                                                                         ------------           ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 20,000,000 shares authorized as of 9/30/01,
10,000,000 shares authorized as of 12/31/01, 6,381,223 and 6,025,723 issued and outstanding as of September 30, 2001, and December 31, 2000 respectively
                                                                                                6,381                  6,025
  Additional paid-in-capital                                                                5,968,173              5,376,341
  Retained earnings (deficit)                                                              (2,560,646)            (2,695,680)
  Less: Cost of Treasury Shares (2,000)                                                        (3,000)                (3,000)
                                                                                         ------------           ------------
                                                                                            3,410,908              2,683,686
                                                                                         ------------           ------------
                                                                                         $ 16,853,295           $ 11,455,033
                                                                                         ============           ============

              The accompanying notes are an integral part of these
                             financial statements.

                             PRIMELINK SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                                 2001             2000         2001           2000
                                                                 ----             ----        -----           ----
SALES                                                        $ 3,094,594    $ 1,060,775    $ 6,778,396    $ 5,119,975

COST OF SALES                                                  2,645,935        479,492      5,466,442      3,238,890
                                                             -----------    -----------    -----------    -----------
          Gross profit                                           448,659        581,283      1,311,954      1,881,085

OPERATING EXPENSES:
  Operating                                                      110,309         92,126        330,832        314,627
  Selling, General and administrative                            187,217        297,466        731,941        696,087
                                                             -----------    -----------    -----------    -----------
  Operating Income                                               151,133        191,691        249,181        870,371

OTHER INCOME (EXPENSES):
  Gain (loss) on Sale of Property and Equipment                     --             --           (4,032)         4,880
  Other Income                                                      --             --
  Interest Expense                                               (43,097)       (11,430)      (110,116)       (47,231)
                                                             -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                                       108,036        180,261        135,033        828,020

INCOME TAX PROVISION                                                --             --             --             --
                                                             -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS                                108,036        180,261        135,033        828,020

EXTRAORDINARY ITEM:
  Gain on Extinguishment of Debt (Net of Income Tax of $0)          --             --           90,399

NET INCOME                                                   $   108,036    $   180,261    $   135,033    $   918,419
                                                             ===========    ===========    ===========    ===========
NET INCOME PER SHARE:
  Income from Continuing Operations                                  .02            .03            .02            .15
  Extraordinary Item                                                 .00           --              .00            .02
  Net Income                                                 $       .02    $       .03    $       .02    $       .17
                                                             ===========    ===========    ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING                              6,368,180      5,650,882      6,160,284      5,320,325
                                                             ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                             PRIMELINK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                 2001                  2000
                                                                                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                $   135,033           $   918,419
  Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation and Amortization                                               179,220               132,575
    Increase in Accounts Receivable, Net                                     (4,362,688)               38,311
    Decrease in Unbilled Receivables                                             15,428              (287,373)
    Increase in Costs and Estimated Earnings in Excess of Billings             (119,618)                 --
    Increase in Work In Progress                                               (595,241)           (1,254,682)
    (Gain) Loss on Sale of Property and Equipment                                 4,031                (4,880)
    Gain on Converting Long-Term Debt to Equity                                    --                 (90,399)
    Increase in Accounts Payable and Accrued Liabilities                      4,328,120               956,417
    Increase in Advances to Stockholders                                        (23,433)             (115,362)
    Decrease in Prepaid Expenses                                                  5,500                (3,000)
                                                                            -----------           -----------
        Net cash provided (used) by operating activities                       (433,648)              290,027

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                                 (17,225)             (116,501)
  Proceeds from Sale of Property                                                 46,849                 4,880
  Decrease (Increase) in Deposits                                                50,000              (125,000)
  Increase in Other Assets                                                         --                  (9,745)
                                                                            -----------           -----------
        Net cash provided/(used) by investing activities                         79,624              (246,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                                         15,000               143,557
  Acquisitions of Treasury Stock                                                   --                  (3,000)
  Proceeds from Issuance of Long-Term Debt                                    1,040,000               277,522
  Repayment of Notes Payable                                                   (705,627)             (468,874)
                                                                            -----------           -----------
        Net cash provided (used) by financing activities                        349,373               (50,795)

        Net increase in cash                                                     (4,651)               (7,134)
                                                                            -----------           -----------
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                            6,713                 9,794
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                            $     2,062           $     2,660
                                                                            ===========           ===========
INTEREST PAID                                                               $   110,116           $    47,231
                                                                            ===========           ===========

              The accompanying notes are an integral part of these
                             financial statements.

                             PRIMELINK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                           2001                 2000
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Notes Payable and accrued interest for common stock and additional paid-in capital          $   --            $160,998
Common stock and additional paid-in capital exchanged for
 property, equipment, and other assets                                                      $450,000          $225,000
Advances from affiliates exchanged for common stock and paid-in-capital                     $100,000          $   --
Accounts Payable exchanged for common stock and paid-in-capital                             $ 27,188          $524,715

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

         The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

         2. Management's Representation:
            ---------------------------

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred decreases in cash flow and requires additional financing to expand it operations and complete its proprietary networks. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to continue as a going concern rely on several financing arrangements it is currently pursuing and further described in the Liquidity and Capital Resources section. While there can be no assurances that these plans will be successful, management believes these actions will provide sufficient financial resources for the next twelve months and beyond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         3. Property, Plant, and Equipment:
            ------------------------------

         Property, plant, and equipment consist primarily of assets used in the underground construction business. The balance of property, plant, and equipment, stated at cost less accumulated depreciation, is as follows:

                                    Estimated Lives        September 30,        December 31,
                                         (yrs)                 2001                2000

Land                                       --             $    27,000           $    27,000
Buildings and Improvements             10 to 30                25,193                20,093
Furniture and Equipment                  5 to 7               943,995               966,111
Vehicles                                      5               210,346               245,346
                                                          -----------           -----------
                                                          $ 1,206,534           $ 1,258,550

Accumulated Depreciation
                                                             (440,864)             (325,901)
                                                          -----------           -----------
                                                          $   765,670           $   932,649
                                                          ===========           ===========

4.       Income Taxes:
         ------------
         For tax reporting purposes the Company had, at December 31, 2000, net operating loss carryforwards of approximately $3.04 million which expire in 2007 through 2016.




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


         Results of Operations

                  For the calendar quarter ended September 30, 2001, sales increased by $2,033,819 from $1,060,775 for the quarter ended September 30, 2000 to $3,094,594 for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, sales increased by $1,658,421 from $5,119,975 for the nine months ended September 30, 2000 to $6,778,396 for the nine months ended September 30, 2001, or approximately 32%. Revenues for the current quarter ended September 30, 2001 were increased substantially due to certain delays experienced in both starting and completing work in the second quarter of 2001. Additonally, revenues related to the year ago quarter ended September 30, 2000, were impacted negatively related to inclimant weather, delays in the customers' receipt of certain building permits, and delays caused by engineering reroutes. The Company's gross profit for quarter ended September 30, 2001 decreased by $132,624 from $581,283 for the quarter ended September 30, 2000 to $448,659 for the quarter ended September 30, 2001 or approximately 22%. Gross profit for the nine months ended September 30, 2001, was $1,311,954, compared to $1,881,085 for the nine months ended September 30, 2000, representing a decrease of $569,131, or approximately 30%. Gross profits as a percentage of sales decreased from 36% for the nine months ended September 30, 2000 to 19% for the nine months ended September 30, 2001, which reflects the effects of more competitive pricing in the telecommunications industry compared to the prior year.

                  For the quarter ended September 30, 2001, operating expenses increased by $18,183 from $92,126 for the quarter ended September 30, 2000, to $110,309 for the quarter ended September 30, 2001, or approximately 19%. Operating expenses increased from $314,627 for the nine months ended September 30, 2000, to $330,832 for the quarter ended September 30, 2001, representing an increase of $16,205, or approximately 5%. Such differences represent the overall increase in the Company's operations in the current periods associated with the increases in the volume of business it completed. General and administrative expenses for the quarter ended September 30, 2001 decreased by $110,249 from $297,466 for the quarter ended September 30, 2000 to $187,217 for the quarter ended September 30, 2001, or approximately 37%. General and administrative expenses increased by $35,854, or 5%, from $696,087 for the nine months ended September 30, 2000, to $731,941 for the nine months ended September 30, 2001. The reductions in general and administrative expenses for the current quarter ended September 30, 2001, represent certain cost cutting measures taken by management in light of the more competitive environment within the telecommunications industry. Additionally, the prior year figures contained certain administrative costs related to establishing the Company's ability to perform work as a telecommunications contractor in numerous states which were not as substantial in the current quarter.

                  The Company produced a net profit for the quarter ended September 30, 2001 of $108,036 or $0.02 per share, compared with a net profit of $180,261 or $0.03 per share for the quarter ended September 30, 2000. The Company produced a net profit of $135,033 or $0.02 per share for the nine months ended September 30, 2001, compared to a net profit of $918,419 or $0.17 per share for the nine months ended September 30, 2000. The reductions in net profits for both the quarter and the nine months ended September 30, 2001, were mostly attributable to more competitive pricing as a result of the more competitive environment within the telecommunications industry. As a result of current industry conditions, management has priced its work more competitively, maintained strict cost controls over its operations, and made certain reductions in its general and administrative costs compared to the prior year.

         Liquidity and Capital Resources

                  Net cash used by operating activities was $433,648 for the period ended September 30, 2001, compared to cash provided of $290,027 for the period ended September 30, 2000, mostly as a result of the increase in accounts receivable and work in progress in the current quarter, as well as reductions in net income, compared to the same period in the prior year. Cash provided/(used) by investing activities increased to cash provided of $79,624 from cash used of $(246,366) reflecting decreases in deposits and equipment acquisitions in the prior period as compared to the current period. Net cash provided by financing activities increased from cash used of $50,795 for the period ended September 30, 2000 to cash provided of $349,373 for the period ended September 30, 2001, reflecting substantial increases in proceeds from notes payable related to the expansion of the Company's working capital lines of credit during the current year. Cash and short term investments for the Company decreased from $2,660 at September 30, 2000 to $2,062 at September 30, 2001, reflecting the differences described above.

                  During the current year the Company has increased its working capital lines of credit as a means to continue the expansion of its operations. At this time the Company is continuing to pursue additional working capital through either debt or equity instruments as a means to provide expansion capital for both its traditional construction business as well as its proprietary infrastructure systems. With respect to these proprietary networks, management is planning to complete certain financings during the fourth calendar quarter of 2001 which will facilitate the completion of certain of its proprietary networks located in Louisiana along Interstate 49. Such working capital should allow the Company to deliver completed systems to customers that management expects will complete purchases during the first half of 2002.

                  During the past several years, the telecommunications and other technology industries have experienced unparalleled growth. During this time the Company has been able to increase its telecom services business from $2M in calendar year 1999 to nearly $7M for the nine months ended September 30, 2001. During the current calendar year the industry has experienced a significant decrease in its rate of growth, with individual sectors falling from 40 - 80% annual growth rates, to current and projected rates of 15 - 20% for calendar year 2001 - 2003. In effect the industry is moving back to a more normal growth rate. Management believes that its current low capitalization and low overhead relative to its competition will enable the Company to grow within this environment.

                  On November 7, 2001, the Company announced the acquisition of FiberOneTel Services, Inc., of Sulfur Springs, Texas for 1.5 million shares of common stock. FiberOneTel is a full service contractor that provides a variety of design and installation services to the cable television, telephone, utilities, fiber optic and data transmission industries. The work FiberOneTel performs is complementary to the type of work in which the Company is engaged. The transaction is expected to be immediately accretive. Management believes it will achieve at least 30% top line growth from this transaction over the next twelve months, at improved bottom line profits more in line with the Company's 1999 operating results. The Company expects to explore additional acquisitions with an emphasis on contract backlog and customer base. As with FiberOneTel, management plans to focus on companies that are producing net positive cash flow in their operating results. Currently FiberOneTel's customer/client list includes AT&T, General Dynamics, and Touch America (see Montana Power Co.).

                  Since 1998 management has facilitated growth through a combination of financing and sub-contracting with respect to its traditional telecom services business. During 2001 the Company has significantly increased its working capital lines of credit. At this time, management is reviewing several proposals that provide additional cash working capital for its continued combined operations. Management expects to utilize such working capital, as well as net positive cash flow from its combined operations, in order to fund its growth in telecom services.

                  The most significant effect that the decrease in industry growth has had on the Company has been in its proprietary network business. In late 1999 the Company began its I-49 network, a 220 mile multi-innerduct system running from Shreveport to Lafayette, Louisiana along Interstate 49. To date the Company has a partially complete system with approximately 50% of the innerduct placed. Management is reviewing several financial options with respect to this system, and expects to at least complete the I-49 South Leg of this system, or approximately 100 miles, for sale within the first half of 2002. This portion of the system represents a viable route for several of the Company's prospective customers on the I-49 network. Management believes it will complete financing of the I-49 North Leg, or approximately 120 miles, during construction of the South Leg and immediately commence construction of this portion following the South Leg.

                  At its annual meeting of shareholders on September 14, 2001, the Company announced it had signed a non-binding agreement in principal to construct a 900 mile proprietary network from Dallas, Texas to Atlanta, Georgia in conjunction with Broadwing Communications and Southern Telecom, a wholly owned subsidiary of Southern Company. In this agreement, PrimeLink will construct the portion of the fiber network which runs through Louisiana along Interstate 20. This portion represents almost 200 miles of the total network. Additionally, this agreement provides for PrimeLink to receive certain construction contracts to be awarded for portions of the route representing up to 250 miles of work. Management is completing its financing of the Company's Louisiana portion in conjunction with the completion of a binding agreement with its other two partners. Management believes it will complete these agreements in the next 90 days, at which time management expects to immediately commence construction on the route, scheduled for completion in mid-2003.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 14, 2001, the annual meeting of shareholders was held. John R. Wade, Bobbie R. Clemons, Walter Reid Green, Jr., and Michael D. English were elected to serve until the next annual meeting of shareholders. The shareholders also ratified the Company's independent public accountants for the year ended December 31, 2001. The shareholders also approved the increase in the Company's authorized common shares from 10,000,000 shares to 20,000,000 shares.

         There were 6,381,223 shares of common stock issued and outstanding at the time of the annual meeting. A total of 5,039,604 shares were voted at the meeting. The voting on each item presented at the meeting was as follows:

        Election of Directors:                                 FOR                 AGAINST                  ABSTAIN
        John R. Wade                                     4,331,204                    0                     708,400
        Bobbie R. Clemons                                4,333,204                    0                     708,400
        Walter Reid Green, Jr.                           4,333,204                    0                     708,400
        Michael D. English                               4,333,204                    0                     708,400

        Ratify Accountants                               5,038,804                   800                      200

        Increase Common Shares                           4,842,999                 10,600                   186,005


         ITEM 5.  OTHER MATTERS
         The Company has been notified by its independent accountants that should additional financing satisfactory to improve cash flow not be obtained prior to the completion of its audited results for calendar year 2001, that the independent accountants expect to issue a going concern opinion on its audited financial statements.

         ITEM 7.  FINANCIAL STATEMENTS

                  The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    SIGNATURE


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2001.

                                             PRIMELINK SYSTEMS, INC.



                                        By:  /s/  Walter Reid Green, Jr
                                             -------------------------------
                                               Walter Reid Green, Jr.
                                               Financial and  Accounting Officer